Form 10-Q
period 2016-09-30
VORNADO REALTY LP
filed 2016-11-04
CIK 1040765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:	to

Commission File Number:	001-34482

VORNADO REALTY L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3925979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 894-7000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer
☑ Non-Accelerated Filer (Do not check if smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

VORNADO REALTY L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except unit amounts)	September 30, 2016	December 31, 2015
ASSETS
Real estate, at cost:
Land	$4,129,497	$4,164,799
Buildings and improvements	12,654,086	12,582,671
Development costs and construction in progress	1,369,953	1,226,637
Leasehold improvements and equipment	114,026	116,030
Total	18,267,562	18,090,137
Less accumulated depreciation and amortization	(3,430,832)	(3,418,267)
Real estate, net	14,836,730	14,671,870
Cash and cash equivalents	1,352,697	1,835,707
Restricted cash	111,941	107,799
Marketable securities	198,165	150,997
Tenant and other receivables, net of allowance for doubtful accounts of $11,171 and $11,908	94,057	98,062
Investments in partially owned entities	1,497,925	1,550,422
Real estate fund investments	519,386	574,761
Receivable arising from the straight-lining of rents, net of allowance of $2,414 and $2,751	1,027,319	931,245
Deferred leasing costs, net of accumulated amortization of $234,330 and $218,239	462,179	480,421
Identified intangible assets, net of accumulated amortization of $201,164 and $187,360	201,450	227,901
Assets related to discontinued operations	5,546	37,020
Other assets	551,974	477,088
	$20,859,369	$21,143,293

LIABILITIES, REDEEMABLE PARTNERSHIP UNITS AND EQUITY
Mortgages payable, net	$9,867,550	$9,513,713
Senior unsecured notes, net	845,223	844,159
Unsecured revolving credit facilities	115,630	550,000
Unsecured term loan, net	371,835	183,138
Accounts payable and accrued expenses	461,234	443,955
Deferred revenue	301,017	346,119
Deferred compensation plan	118,359	117,475
Liabilities related to discontinued operations	3,284	12,470
Other liabilities	457,928	426,965
Total liabilities	12,542,060	12,437,994
Commitments and contingencies	-	-
Redeemable partnership units:
Class A units - 12,280,354 and 12,242,820 units outstanding	1,242,895	1,223,793
Series D cumulative redeemable preferred units - 177,101 units outstanding	5,428	5,428
Total redeemable partnership units	1,248,323	1,229,221
Equity:
Partners' capital	8,184,868	8,417,454
Earnings less than distributions	(1,951,411)	(1,766,780)
Accumulated other comprehensive income	82,374	46,921
Total Vornado Realty L.P. equity	6,315,831	6,697,595
Noncontrolling interests in consolidated subsidiaries	753,155	778,483
Total equity	7,068,986	7,476,078
	$20,859,369	$21,143,293

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Amounts in thousands, except per unit amounts)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES:
Property rentals	$523,998	$526,337	$1,570,668	$1,541,454
Tenant expense reimbursements	71,425	67,098	191,841	196,234
Fee and other income	37,774	34,161	105,433	112,998
Total revenues	633,197	627,596	1,867,942	1,850,686
EXPENSES:
Operating	260,826	256,561	762,313	753,744
Depreciation and amortization	138,968	141,920	423,238	402,999
General and administrative	40,442	36,157	134,710	133,838
Impairment loss and acquisition and transaction related costs	3,808	1,518	171,994	7,560
Total expenses	444,044	436,156	1,492,255	1,298,141
Operating income	189,153	191,440	375,687	552,545
Income (loss) from partially owned entities	4,127	(325)	529	(8,709)
Income from real estate fund investments	1,077	1,665	28,750	52,122
Interest and other investment income, net	6,508	3,160	20,262	19,618
Interest and debt expense	(98,365)	(95,344)	(304,430)	(279,110)
Net gain on disposition of wholly owned
and partially owned assets	-	103,037	160,225	104,897
Income before income taxes	102,500	203,633	281,023	441,363
Income tax (expense) benefit	(4,865)	(2,856)	(9,805)	84,245
Income from continuing operations	97,635	200,777	271,218	525,608
Income from discontinued operations	2,969	34,463	6,160	50,278
Net income	100,604	235,240	277,378	575,886
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(3,658)	(3,302)	(26,361)	(38,370)
Net income attributable to Vornado Realty L.P.	96,946	231,938	251,017	537,516
Preferred unit distributions	(19,096)	(20,412)	(59,920)	(60,322)
Preferred unit issuance costs (Series J redemption)	(7,408)	-	(7,408)	-
NET INCOME attributable to Class A unitholders	$70,442	$211,526	$183,689	$477,194

INCOME PER CLASS A UNIT - BASIC:
Income from continuing operations, net	$0.33	$0.88	$0.88	$2.13
Income from discontinued operations, net	0.02	0.17	0.03	0.25
Net income per Class A unit	$0.35	$1.05	$0.91	$2.38
Weighted average units outstanding	200,458	199,609	200,300	199,111

INCOME PER CLASS A UNIT - DILUTED:
Income from continuing operations, net	$0.33	$0.88	$0.87	$2.11
Income from discontinued operations, net	0.02	0.17	0.03	0.25
Net income per Class A unit	$0.35	$1.05	$0.90	$2.36
Weighted average units outstanding	202,141	201,273	201,932	200,980

DISTRIBUTIONS PER CLASS A UNIT	$0.63	$0.63	$1.89	$1.89

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(Amounts in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$100,604	$235,240	$277,378	$575,886
Other comprehensive income (loss):
Increase (reduction) in unrealized net gain on
available-for-sale securities	3,685	(7,064)	42,798	(53,396)
Pro rata share of other comprehensive loss of
nonconsolidated subsidiaries	(915)	(114)	(1,537)	(1,148)
Increase (reduction) in value of interest rate swaps and other	7,689	(289)	(3,482)	1,788
Comprehensive income	111,063	227,773	315,157	523,130
Less comprehensive income attributable to noncontrolling interests
in consolidated subsidiaries	(3,658)	(3,302)	(26,361)	(38,370)
Comprehensive income attributable to Vornado Realty L.P.	$107,405	$224,471	$288,796	$484,760

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(Amounts in thousands)							Non-
						Accumulated	controlling
			Class A Units		Earnings	Other	Interests in
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	Consolidated	Total
	Units	Amount	Units	Amount	Distributions	Income	Subsidiaries	Equity
Balance, December 31, 2015	52,677	$1,276,954	188,577	$7,140,500	$(1,766,780)	$46,921	$778,483	$7,476,078
Net income attributable to Vornado Realty L.P.	-	-	-	-	251,017	-	-	251,017
Net income attributable to redeemable
partnership units	-	-	-	-	(11,410)	-		(11,410)
Net income attributable to noncontrolling
interests in consolidated subsidiaries	-	-	-	-	-	-	26,361	26,361
Distributions to Vornado	-	-	-	-	(356,863)	-	-	(356,863)
Distributions to preferred unitholders	-	-	-	-	(59,774)	-	-	(59,774)
Redemption of Series J
preferred units	(9,850)	(238,842)	-	-	(7,408)	-	-	(246,250)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A
units, at redemption value	-	-	293	28,126	-	-	-	28,126
Under Vornado's employees' share option plan	-	-	106	5,940	-	-	-	5,940
Under Vornado's dividend reinvestment plan	-	-	12	1,080	-	-	-	1,080
Contributions:
Other	-	-	-	-	-	-	19,699	19,699
Distributions:
Real estate fund investments	-	-	-	-	-	-	(59,843)	(59,843)
Other	-	-	-	-	-	-	(11,631)	(11,631)
Deferred compensation units and options	-	-	7	1,371	(186)	-	-	1,185
Increase in unrealized net gain on
available-for-sale securities	-	-	-	-	-	42,798	-	42,798
Pro rata share of other comprehensive loss
of nonconsolidated subsidiaries	-	-	-	-	-	(1,537)	-	(1,537)
Reduction in value of interest rate swaps	-	-	-	-	-	(3,482)	-	(3,482)
Adjustments to carry redeemable Class A
units at redemption value	-	-	-	(30,260)	-	-	-	(30,260)
Redeemable partnership units' share of the above
adjustments	-	-	-	-	-	(2,326)	-	(2,326)
Other	-	(1)	(1)	-	(7)	-	86	78
Balance, September 30, 2016	42,827	$1,038,111	188,994	$7,146,757	$(1,951,411)	$82,374	$753,155	$7,068,986

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED
(UNAUDITED)

(Amounts in thousands)							Non-
						Accumulated	controlling
			Class A Units		Earnings	Other	Interests in
	Preferred Units		Owned by Vornado		Less Than	Comprehensive	Consolidated	Total
	Units	Amount	Units	Amount	Distributions	Income	Subsidiaries	Equity
Balance, December 31, 2014	52,679	$1,277,026	187,887	$6,880,518	$(1,505,385)	$93,267	$743,956	$7,489,382
Net income attributable to Vornado Realty L.P.	-	-	-	-	537,516	-	-	537,516
Net income attributable to redeemable
partnership units	-	-	-	-	(28,189)	-	-	(28,189)
Net income attributable to noncontrolling
interests in consolidated subsidiaries	-	-	-	-	-	-	38,370	38,370
Distribution of Urban Edge Properties	-	-	-	-	(464,262)	-	(341)	(464,603)
Distributions to Vornado	-	-	-	-	(355,945)	-	-	(355,945)
Distributions to preferred unitholders	-	-	-	-	(60,213)	-	-	(60,213)
Class A Units issued to Vornado:
Upon redemption of redeemable Class A
units, at redemption value	-	-	437	46,693	-	-	-	46,693
Under Vornado's employees' share option plan	-	-	198	14,205	(2,579)	-	-	11,626
Under Vornado's dividend reinvestment plan	-	-	11	1,068	-	-	-	1,068
Contributions:
Real estate fund investments	-	-	-	-	-	-	51,725	51,725
Distributions:
Real estate fund investments	-	-	-	-	-	-	(70,875)	(70,875)
Other	-	-	-	-	-	-	(397)	(397)
Conversion of Series A preferred units
to Class A units	(1)	(41)	2	41	-	-	-	-
Deferred compensation units
and options	-	-	6	2,047	(359)	-	-	1,688
Reduction in unrealized net gain
on available-for-sale securities	-	-	-	-	-	(53,396)	-	(53,396)
Pro rata share of other comprehensive loss
of nonconsolidated subsidiaries	-	-	-	-	-	(1,148)	-	(1,148)
Increase in value of interest rate swap	-	-	-	-	-	1,783	-	1,783
Adjustments to carry redeemable Class A
units at redemption value	-	-	-	295,713	-	-	-	295,713
Redeemable noncontrolling interests' share of
the above adjustments	-	-	-	-	-	3,082	-	3,082
Other	-	-	-	-	700	5	(84)	621
Balance, September 30, 2015	52,678	$1,276,985	188,541	$7,240,285	$(1,878,716)	$43,593	$762,354	$7,444,501

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$277,378	$575,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of deferred financing costs)	446,040	420,494
Real estate impairment losses	161,165	256
Net gain on disposition of wholly owned and partially owned assets	(160,225)	(104,897)
Straight-lining of rental income	(118,798)	(108,529)
Return of capital from real estate fund investments	71,888	91,036
Distributions of income from partially owned entities	58,692	51,650
Amortization of below-market leases, net	(41,676)	(45,918)
Other non-cash adjustments	33,971	35,190
Net realized and unrealized gains on real estate fund investments	(16,513)	(38,781)
Net gains on sale of real estate and other	(5,074)	(65,396)
Equity in net (income) loss of partially owned entities	(529)	7,961
Reversal of allowance for deferred tax assets	-	(90,030)
Changes in operating assets and liabilities:
Real estate fund investments	-	(95,010)
Tenant and other receivables, net	(578)	1,892
Prepaid assets	(71,068)	(77,899)
Other assets	(50,938)	(92,413)
Accounts payable and accrued expenses	6,530	(5,799)
Other liabilities	(16,018)	(16,168)
Net cash provided by operating activities	574,247	443,525

Cash Flows from Investing Activities:
Development costs and construction in progress	(426,641)	(339,586)
Additions to real estate	(261,971)	(207,845)
Proceeds from sales of real estate and related investments	138,034	375,850
Investments in partially owned entities	(112,797)	(144,890)
Distributions of capital from partially owned entities	100,997	31,822
Acquisitions of real estate and other	(46,801)	(388,565)
Net deconsolidation of 7 West 34th Street	(42,000)	-
Restricted cash	(24,796)	201,895
Investments in loans receivable and other	(11,700)	(25,845)
Purchases of marketable securities	(4,379)	-
Proceeds from sales and repayments of mortgage and mezzanine loans receivable and other	33	16,781
Net cash used in investing activities	(692,021)	(480,383)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)

(Amounts in thousands)	For the Nine Months Ended September 30,
	2016	2015
Cash Flows from Financing Activities:
Proceeds from borrowings	$2,000,604	$2,876,460
Repayments of borrowings	(1,591,554)	(2,539,677)
Distributions to Vornado	(356,863)	(355,945)
Redemption of preferred units	(246,250)	-
Distributions to redeemable security holders and noncontrolling interests
in consolidated subsidiaries	(95,055)	(93,738)
Distributions to preferred unitholders	(64,006)	(60,213)
Debt issuance and other costs	(30,846)	(37,467)
Contributions from noncontrolling interests in consolidated subsidiaries	11,900	51,725
Proceeds received from exercise of Vornado stock options	7,020	15,273
Repurchase of Class A units related to equity compensation agreements and related
tax withholdings and other	(186)	(4,900)
Cash included in the spin-off of Urban Edge Properties	-	(225,000)
Net cash used in financing activities	(365,236)	(373,482)
Net decrease in cash and cash equivalents	(483,010)	(410,340)
Cash and cash equivalents at beginning of period	1,835,707	1,198,477
Cash and cash equivalents at end of period	$1,352,697	$788,137

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest, excluding capitalized interest of $21,297 and $40,924	$275,979	$256,254
Cash payments for income taxes	$7,602	$7,640

Non-Cash Investing and Financing Activities:
Write-off of fully depreciated assets	$(283,496)	$(127,788)
Accrued capital expenditures included in accounts payable and accrued expenses	129,704	95,535
Change in unrealized net gain on securities available-for-sale	42,798	(53,396)
Adjustments to carry redeemable Class A units at redemption value	(30,260)	295,713
Decrease in assets and liabilities resulting from the deconsolidation of investments that were previously consolidated
Real estate, net	(122,047)	-
Mortgages payable, net	(290,418)	-
Non-cash distribution of Urban Edge Properties:
Assets	-	1,722,263
Liabilities	-	(1,482,660)
Equity	-	(239,603)
Transfer of interest in real estate to Pennsylvania Real Estate Investment Trust	-	(145,313)
Class A units in connection with acquisition	-	80,000
Financing assumed in acquisitions	-	62,000
Like-kind exchange of real estate:
Acquisitions	46,698	80,269
Dispositions	(29,639)	(213,621)

See notes to consolidated financial statements (unaudited).

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Organization

Vornado Realty L.P. (the “Operating Partnership” and/or the “Company”) is a Delaware limited partnership.  Vornado Realty Trust (“Vornado”) is the sole general partner of, and owned approximately 93.7% of the common limited partnership interest in, the Operating Partnership at September 30, 2016.  All references to “we,” “us,” “our,” the “Company” and “Operating Partnership” refer to Vornado Realty L.P. and its consolidated subsidiaries.

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

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

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

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

3.    Recently Issued Accounting Literature - continued

In February 2015, the FASB issued an update (“ASU 2015-02”) Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation.  ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.  Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities.  ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015.  The adoption of this update on January 1, 2016 resulted in the identification of additional VIEs, but did not have an impact on our consolidated financial statements other than additional disclosures (see Note 14 - Variable Interest Entities).

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

In August 2016, the FASB issued an update (“ASU 2016-15”) Classification of Certain Cash Receipts and Cash Payments to ASC Topic 230, Statement of Cash Flows. ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle.  ASU 2016-15 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted.  The adoption of this update is not expected to have a significant impact on our consolidated financial statements.

4.    Acquisitions

On May 20, 2016, we contributed $19,650,000 for a 50.0% equity interest in a joint venture that will develop 606 Broadway, a 33,000 square foot office and retail building, located on Houston Street in Manhattan.  The development cost of this project is estimated to be approximately $104,000,000.  At closing, the joint venture obtained a $65,000,000 construction loan, of which approximately $22,500,000 was outstanding at September 30, 2016.  The loan, which bears interest at LIBOR plus 3.00% (3.52% at September 30, 2016), matures in May 2019 with two one-year extension options.  Because this joint venture is a VIE and we determined we are the primary beneficiary, we consolidate the accounts of this joint venture from the date of our investment.

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

We are also the general partner and investment manager of Crowne Plaza Times Square Hotel Co-Investment (the “Co-Investment”), which owns the 24.7% interest in the Crowne Plaza Times Square Hotel not owned by the Fund.  The Co-Investment is also accounted for under ASC 946.  We consolidate the accounts of the Co-Investment into our consolidated financial statements, retaining the fair value basis of accounting.

At September 30, 2016, we had six real estate fund investments with an aggregate fair value of $519,386,000, or $210,451,000 in excess of cost, and had remaining unfunded commitments of $117,907,000, of which our share was $34,422,000.  Below is a summary of income from the Fund and the Co-Investment for the three and nine months ended September 30, 2016 and 2015.

(Amounts in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net investment income	$5,841	$5,116	$12,237	$13,716
Net unrealized (losses) gains on held investments	(4,764)	(2,544)	16,091	37,001
Net realized (losses) gains on exited investments	-	(907)	14,676	24,684
Previously recorded unrealized gain on exited investment	-	-	(14,254)	(23,279)
Income from real estate fund investments	1,077	1,665	28,750	52,122
Less income attributable to noncontrolling interests	(270)	(42)	(15,088)	(29,453)
Income from real estate fund investments
attributable to Vornado Realty L.P.(1)	$807	$1,623	$13,662	$22,669

(1)

Excludes management, leasing and development fees of $804 and $678 for the three months ended September 30, 2016 and 2015, respectively, and $2,499 and $2,015 for the nine months ended September 30, 2016 and 2015, respectively, which are included as a component of "fee and other income" in our consolidated statements of income.

6.    Marketable Securities

Below is a summary of our marketable securities portfolio as of September 30, 2016 and December 31, 2015.

(Amounts in thousands)	As of September 30, 2016			As of December 31, 2015
		GAAP	Unrealized		GAAP	Unrealized
	Fair Value	Cost	Gain	Fair Value	Cost	Gain
Equity securities:
Lexington Realty Trust	$190,230	$72,549	$117,681	$147,752	$72,549	$75,203
Other	7,935	4,379	3,556	3,245	-	3,245
	$198,165	$76,928	$121,237	$150,997	$72,549	$78,448

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

7.    Investments in Partially Owned Entities

Alexander’s, Inc. (“Alexander’s”) (NYSE: ALX)

As of September 30, 2016, we own 1,654,068 Alexander’s common shares, representing a 32.4% interest in Alexander’s.  We account for our investment in Alexander’s under the equity method.  We manage, lease and develop Alexander’s properties pursuant to agreements which expire in March of each year and are automatically renewable.

As of September 30, 2016, the market value (“fair value” pursuant to ASC Topic 820, Fair Value Measurements (“ASC 820”)) of our investment in Alexander’s, based on Alexander’s September 30, 2016 closing share price of $419.60, was $694,047,000, or $563,562,000 in excess of the carrying amount on our consolidated balance sheet.  As of September 30, 2016, the carrying amount of our investment in Alexander’s, excluding amounts owed to us, exceeds our share of the equity in the net assets of Alexander’s by approximately $39,778,000.  The majority of this basis difference resulted from the excess of our purchase price for the Alexander’s common stock acquired over the book value of Alexander’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of Alexander’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in Alexander’s net income.  The basis difference related to the land will be recognized upon disposition of our investment.

Urban Edge Properties (“UE”) (NYSE: UE)

As of September 30, 2016, we own 5,717,184 UE operating partnership units, representing a 5.4% ownership interest in UE.  We account for our investment in UE under the equity method and record our share of UE’s net income or loss on a one-quarter lag basis.  During 2015, we provided transition services to UE, primarily for information technology, human resources, tax and financial planning.  In 2016, we continue to provide UE information technology support.  UE is providing us with leasing and property management services for (i) certain small retail properties that we plan to sell, and (ii) our affiliate, Alexander’s, Rego Park retail assets.  As of September 30, 2016, the fair value of our investment in UE, based on UE’s September 30, 2016 closing share price of $28.14, was $160,882,000, or $135,065,000 in excess of the carrying amount on our consolidated balance sheet.

Pennsylvania Real Estate Investment Trust (“PREIT”) (NYSE: PEI)

As of September 30, 2016, we own 6,250,000 PREIT operating partnership units, representing an 8.0% interest in PREIT.  We account for our investment in PREIT under the equity method and record our share of PREIT’s net income or loss on a one-quarter lag basis.  As of September 30, 2016, the fair value of our investment in PREIT, based on PREIT’s September 30, 2016 closing share price of $23.03, was $143,938,000, or $19,638,000 in excess of the carrying amount on our consolidated balance sheet.  As of September 30, 2016, the carrying amount of our investment in PREIT exceeds our share of the equity in the net assets of PREIT by approximately $66,596,000.  The majority of this basis difference resulted from the excess of the fair value of the PREIT operating units received over our share of the book value of PREIT’s net assets.  Substantially all of this basis difference was allocated, based on our estimates of the fair values of PREIT’s assets and liabilities, to real estate (land and buildings).  We are amortizing the basis difference related to the buildings into earnings as additional depreciation expense over their estimated useful lives.  This depreciation is not material to our share of equity in PREIT’s net loss.  The basis difference related to the land will be recognized upon disposition of our investment.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

7.    Investments in Partially Owned Entities – continued

One Park Avenue

On March 7, 2016, the joint venture, in which we have a 55% ownership interest, completed a $300,000,000 refinancing of One Park Avenue, a 947,000 square foot Manhattan office building.  The loan matures in March 2021 and is interest only at LIBOR plus 1.75% (2.28% at September 30, 2016).  The property was previously encumbered by a 4.995%, $250,000,000 mortgage which matured in March 2016.

Mezzanine Loan – New York

On March 17, 2016, we entered into a joint venture, in which we own a 33.3% interest, which owns a $146,004,000 mezzanine loan.  The interest rate is LIBOR plus 8.875% (9.38% at September 30, 2016) and the debt matures in November 2016, with two three-month extension options.  At September 30, 2016, the joint venture has a $3,996,000 remaining commitment, of which our share is $1,332,000.  The joint venture’s investment is subordinate to $350,000,000 of third party debt.  We account for our investment in the joint venture under the equity method.

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

280 Park Avenue

On May 11, 2016, the joint venture, in which we have a 50% ownership interest, completed a $900,000,000 refinancing of 280 Park Avenue, a 1,250,000 square foot Manhattan office building.  The three-year loan with four one-year extensions is interest only at LIBOR plus 2.00% (2.51% at September 30, 2016).  The property was previously encumbered by a 6.35%, $721,000,000 mortgage which was scheduled to mature in June 2016.

7 West 34th Street

On May 16, 2016, we completed a $300,000,000 recourse financing of 7 West 34th Street, a 477,000 square foot Manhattan office building leased to Amazon.  The ten-year loan is interest only at a fixed rate of 3.65% and matures in June 2026.  Subsequently, on May 27, 2016, we sold a 47% ownership interest in this property and retained the remaining 53% interest.  This transaction was based on a property value of approximately $561,000,000 or $1,176 per square foot.  We received net proceeds of $127,382,000 from the sale and realized a net gain of $203,324,000, of which $159,511,000 was recognized in the second quarter and is included in “net gain on disposition of wholly owned and partially owned assets” in our consolidated statements of income.  The remaining net gain of $43,813,000 has been deferred until our guarantee of payment of loan principal and interest is removed or the loan is repaid.   We realized a net tax gain of $90,017,000.  We continue to manage and lease the property.  We share control over major decisions with our joint venture partner.  Accordingly, this property is accounted for under the equity method from the date of sale.

50-70 West 93rd Street

On August 3, 2016, the joint venture, in which we have 49.9% ownership interest, completed an $80,000,000 refinancing of 50-70 West 93rd Street, a 326 unit Manhattan residential complex.  The three-year loan with two one-year extensions is interest only at LIBOR plus 1.70% (2.22% at September 30, 2016).  The property was previously encumbered by a $44,980,000 first mortgage at LIBOR plus 1.90% and an $18,481,000 second mortgage at LIBOR plus 1.65%, which were scheduled to mature in September 2016.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

7.    Investments in Partially Owned Entities – continued

Below are schedules summarizing our investments in, and income (loss) from, partially owned entities.

(Amounts in thousands)		Percentage
		Ownership at	Balance as of
		September 30, 2016	September 30, 2016	December 31, 2015
Investments:
	Partially owned office buildings (1)	Various	$811,062	$909,782
	Alexander’s	32.4%	130,485	133,568
	PREIT	8.0%	124,300	133,375
	India real estate ventures	4.1%-36.5%	44,671	48,310
	UE	5.4%	25,817	25,351
	Other investments (2)	Various	361,590	300,036
			$1,497,925	$1,550,422

	7 West 34th Street (3)	53.0%	$(41,439)	$-

(1)	Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 330 Madison Avenue, 512 West 22nd Street and others.
(2)	Includes interests in Independence Plaza, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street, Toys "R" Us, Inc. (which has a carrying amount of zero) and others.
(3)	Our negative basis results from a $43,813 deferred gain from the sale of a 47.0% ownership interest in the property and is included in "other liabilities" on our consolidated balance sheet.

(Amounts in thousands)		Percentage	For the Three Months Ended		For the Nine Months Ended
		Ownership at	September 30,		September 30,
		September 30, 2016	2016	2015	2016	2015
Our Share of Net Income (Loss):
	Alexander's (see page 13 for details):
	Equity in net income	32.4%	$6,891	$5,716	$20,640	$16,757
	Management, leasing and development fees		1,894	1,828	5,307	5,801
			8,785	7,544	25,947	22,558
	UE (see page 13 for details):
	Equity in net earnings	5.4%	1,949	934	3,896	1,338
	Management fees		209	466	627	1,550
			2,158	1,400	4,523	2,888

	Partially owned office buildings (1)	Various	(9,157)	(2,039)	(35,868)	(14,573)

	India real estate ventures	4.1%-36.5%	(917)	(1,704)	(3,537)	(18,380)	(2)

	PREIT (see page 13 for details):	8.0%	52	(3,481)	(4,763)	(3,845)

	Other investments (3)	Various	3,206	(2,045)	14,227	2,643

			$4,127	$(325)	$529	$(8,709)

(1)

Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 7 West 34th Street, 330 Madison Avenue, 512 West 22nd Street and others.  We recognized our share of a write-off of a below market lease liability related to a tenant vacating at 650 Madison of $7,364 and $12,751 for the three and nine months ended September 30, 2015, respectively.

(2)	Includes $14,806 for our share of non-cash impairment losses.
(3)	Includes interests in Independence Plaza, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street, Toys "R" Us, Inc. and others.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

8.    Dispositions

Discontinued Operations

The tables below set forth the assets and liabilities related to discontinued operations at September 30, 2016 and December 31, 2015 and their combined results of operations and cash flows for the three and nine months ended September 30, 2016 and 2015.

(Amounts in thousands)	Balance as of
	September 30, 2016	December 31, 2015
Assets related to discontinued operations:
Real estate, net	$2,642	$29,561
Other assets	2,904	7,459
	$5,546	$37,020

Liabilities related to discontinued operations:
Other liabilities	$3,284	$12,470

(Amounts in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Income from discontinued operations:
Total revenues	$676	$2,589	$2,805	$24,868
Total expenses	106	1,279	1,254	16,672
	570	1,310	1,551	8,196
Net gains on sale of real estate and a lease position	2,864	33,153	5,074	65,396
Impairment losses	(465)	-	(465)	(256)
UE spin-off transaction related costs	-	-	-	(22,972)
Pretax income from discontinued operations	2,969	34,463	6,160	50,364
Income tax expense	-	-	-	(86)
Income from discontinued operations	$2,969	$34,463	$6,160	$50,278

(Amounts in thousands)			For the Nine Months Ended
			September 30,
			2016	2015
Cash flows related to discontinued operations:
Cash flows from operating activities			$850	$(34,490)
Cash flows from investing activities			2,785	348,697

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

9.    Identified Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily above-market leases) and liabilities (primarily acquired below-market leases) as of September 30, 2016 and December 31, 2015.

(Amounts in thousands)	Balance as of
	September 30, 2016	December 31, 2015
Identified intangible assets:
Gross amount	$402,614	$415,261
Accumulated amortization	(201,164)	(187,360)
Net	$201,450	$227,901
Identified intangible liabilities (included in deferred revenue):
Gross amount	$587,157	$643,488
Accumulated amortization	(310,685)	(325,340)
Net	$276,472	$318,148

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $11,868,000 and $19,786,000 for the three months ended September 30, 2016 and 2015, respectively, and $41,676,000 and $45,614,000 for the nine months ended September 30, 2016 and 2015, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2017 is as follows:

(Amounts in thousands)
2017	$45,591
2018	44,331
2019	32,168
2020	23,342
2021	18,159

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $6,918,000 and $12,908,000 for the three months ended September 30, 2016 and 2015, respectively, and $22,777,000 and $24,402,000 for the nine months ended September 30, 2016 and 2015, respectively.  Estimated annual amortization of all other identified intangible assets including acquired in-place leases, customer relationships, and third party contracts for each of the five succeeding years commencing January 1, 2017 is as follows:

(Amounts in thousands)
2017	$24,502
2018	20,251
2019	15,912
2020	12,441
2021	11,209

We are a tenant under ground leases for certain properties.  Amortization of these acquired below-market leases, net of above-market leases, resulted in an increase to rent expense of $458,000 and $458,000 for the three months ended September 30, 2016 and 2015, respectively, and $1,374,000 and $1,374,000 for the nine months ended September 30, 2016 and 2015.  Estimated annual amortization of these below-market leases, net of above-market leases, for each of the five succeeding years commencing January 1, 2017 is as follows:

(Amounts in thousands)
2017	$1,832
2018	1,832
2019	1,832
2020	1,832
2021	1,832

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

10.    Debt

The following is a summary of our debt:

(Amounts in thousands)	Interest Rate at	Balance at
	September 30, 2016	September 30, 2016	December 31, 2015
Mortgages Payable:
Fixed rate	3.90%	$6,685,606	$6,356,634
Variable rate	2.34%	3,282,893	3,258,204
Total	3.39%	9,968,499	9,614,838
Deferred financing costs, net and other		(100,949)	(101,125)
Total, net		$9,867,550	$9,513,713

Unsecured Debt:
Senior unsecured notes	3.68%	$850,000	$850,000
Deferred financing costs, net and other		(4,777)	(5,841)
Senior unsecured notes, net		845,223	844,159

Unsecured term loan	1.67%	375,000	187,500
Deferred financing costs, net and other		(3,165)	(4,362)
Unsecured term loan, net		371,835	183,138

Unsecured revolving credit facilities	1.57%	115,630	550,000

Total, net		$1,332,688	$1,577,297

On February 8, 2016, we completed a $700,000,000 refinancing of 770 Broadway, a 1,158,000 square foot Manhattan office building.  The five-year loan is interest only at LIBOR plus 1.75%, (2.28% at September 30, 2016) which was swapped for four and a half years to a fixed rate of 2.56%.  The Company realized net proceeds of approximately $330,000,000.  The property was previously encumbered by a 5.65%, $353,000,000 mortgage which was scheduled to mature in March 2016.

On September 6, 2016, we completed a $675,000,000 refinancing of theMART, a 3,644,000 square foot commercial building in Chicago.  The five-year loan is interest only and has a fixed rate of 2.70%.  The Company realized net proceeds of approximately $124,000,000.  The property was previously encumbered by a 5.57%, $550,000,000 mortgage which was scheduled to mature in December 2016.

Skyline Properties

On March 15, 2016, we notified the servicer of the $678,000,000 non-recourse mortgage loan on the Skyline properties in Virginia that cash flow will be insufficient to service the debt and pay other property related costs and expenses and that we were not willing to fund additional cash shortfalls.  Accordingly, at our request, the loan has been transferred to the special servicer.  Consequently, based on our shortened estimated holding period for the underlying assets, we concluded that the excess of carrying amount over our estimate of fair value was not recoverable and recognized a $160,700,000 non-cash impairment loss in the first quarter of 2016.  The Company’s estimate of fair value was derived from a discounted cash flow model based upon market conditions and expectations of growth and utilized unobservable quantitative inputs including a capitalization rate of 8.0% and a discount rate of 8.2%.  In the second quarter of 2016, cash flow became insufficient to service the debt and we ceased making debt service payments.  Pursuant to the loan agreement, the loan is in default, causing the loan to be immediately due and payable, and is subject to incremental default interest which increased the weighted average interest rate from 2.97% to 4.51% while the outstanding balance remains unpaid. For the three and nine months ended September 30, 2016, we accrued $2,632,000 and $5,343,000 of default interest expense, respectively.  We continue to negotiate with the special servicer. There can be no assurance as to the timing or ultimate resolution of this matter.

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

(Amounts in thousands)
Balance at December 31, 2014	$1,337,780
Net income	28,189
Other comprehensive loss	(3,082)
Distributions	(22,502)
Redemption of Class A units, at redemption value	(46,693)
Adjustments to carry redeemable Class A units at redemption value	(295,713)
Issuance of Class A units	80,000
Issuance of Series D-17 preferred units	4,428
Other, net	31,478
Balance at September 30, 2015	$1,113,885

Balance at December 31, 2015	$1,229,221
Net income	11,410
Other comprehensive income	2,326
Distributions	(23,582)
Redemption of Class A units, at redemption value	(28,126)
Adjustments to carry redeemable Class A units at redemption value	30,260
Other, net	26,814
Balance at September 30, 2016	$1,248,323

As of September 30, 2016 and December 31, 2015, the aggregate redemption value of redeemable Class A units, which are those units held by third parties, was $1,242,895,000 and $1,223,793,000, respectively.

Redeemable partnership units exclude our Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units, as they are accounted for as liabilities in accordance with ASC 480, Distinguishing Liabilities and Equity, because of their possible settlement by issuing a variable number of Vornado common shares.  Accordingly, the fair value of these units is included as a component of “other liabilities” on our consolidated balance sheets and aggregated $50,561,000 as of September 30, 2016 and December 31, 2015.    Changes in the value from period to period, if any, are charged to “interest and debt expense” in our consolidated statements of income.

12.    Partners’ Capital

On September 1, 2016, we redeemed all of the outstanding 6.875% Series J cumulative redeemable preferred units at their redemption price of $25.00 per unit, or $246,250,000 in the aggregate, plus accrued and unpaid distributions through the date of redemption.  In connection therewith, we expensed $7,408,000 of issuance costs, which reduced net income attributable to Class A unitholders in the three months ended September 30, 2016.  These costs had been initially recorded as a reduction of partners’ capital.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

13.    Accumulated Other Comprehensive Income (“AOCI”)

The following tables set forth the changes in accumulated other comprehensive income by component.

(Amounts in thousands)		Securities	Pro rata share of	Interest
		available-	nonconsolidated	rate
	Total	for-sale	subsidiaries' OCI	swaps	Other
For the Three Months Ended September 30, 2016
Balance as of June 30, 2016	$72,556	$117,561	$(9,941)	$(30,538)	$(4,526)
OCI before reclassifications	9,818	3,685	(915)	7,688	(640)
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	9,818	3,685	(915)	7,688	(640)
Balance as of September 30, 2016	$82,374	$121,246	$(10,856)	$(22,850)	$(5,166)

For the Three Months Ended September 30, 2015
Balance as of June 30, 2015	$50,613	$87,442	$(10,026)	$(23,730)	$(3,073)
OCI before reclassifications	(7,020)	(7,064)	(114)	(290)	448
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	(7,020)	(7,064)	(114)	(290)	448
Balance as of September 30, 2015	$43,593	$80,378	$(10,140)	$(24,020)	$(2,625)

For the Nine Months Ended September 30, 2016
Balance as of December 31, 2015	$46,921	$78,448	$(9,319)	$(19,368)	$(2,840)
OCI before reclassifications	35,453	42,798	(1,537)	(3,482)	(2,326)
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	35,453	42,798	(1,537)	(3,482)	(2,326)
Balance as of September 30, 2016	$82,374	$121,246	$(10,856)	$(22,850)	$(5,166)

For the Nine Months Ended September 30, 2015
Balance as of December 31, 2014	$93,267	$133,774	$(8,992)	$(25,803)	$(5,712)
OCI before reclassifications	(49,674)	(53,396)	(1,148)	1,783	3,087
Amounts reclassified from AOCI	-	-	-	-	-
Net current period OCI	(49,674)	(53,396)	(1,148)	1,783	3,087
Balance as of September 30, 2015	$43,593	$80,378	$(10,140)	$(24,020)	$(2,625)

14.    Variable Interest Entities

At September 30, 2016 and December 31, 2015, we have several unconsolidated VIEs.  We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performance.  We account for our investment in these entities under the equity method (see Note 7 – Investments in Partially Owned Entities).  As of September 30, 2016 and December 31, 2015, the net carrying amounts of our investment in these entities were $402,592,000 and $379,939,000, respectively, and our maximum exposure to loss in these entities, is limited to our investments.

We adopted ASU 2015-02 on January 1, 2016 which resulted in the identification of several VIEs which, prior to the adoption of ASU 2015-02, were consolidated under the voting interest model.  Our most significant consolidated VIEs are our real estate fund investments and certain properties that have non-controlling interests.  These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights.  We consolidate these entities because we control all significant business activities.  As of September 30, 2016, the total assets and liabilities of these consolidated VIEs are $3,974,285,000 and $2,497,688,000, respectively.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) marketable securities, (ii) real estate fund investments, (iii) the assets in our deferred compensation plan (for which there is a corresponding liability on our consolidated balance sheet), (iv) mandatorily redeemable instruments (Series G-1 through G-4 convertible preferred units and Series D-13 cumulative redeemable preferred units), and (v) interest rate swaps.  The tables below aggregate the fair values of these financial assets and liabilities by their levels in the fair value hierarchy as of September 30, 2016 and December 31, 2015, respectively.

(Amounts in thousands)	As of September 30, 2016
	Total	Level 1	Level 2	Level 3
Marketable securities	$198,165	$198,165	$-	$-
Real estate fund investments	519,386	-	-	519,386
Deferred compensation plan assets (included in other assets)	118,359	61,444	-	56,915
Interest rate swap (included in other assets)	3,064	-	3,064	-
Total assets	$838,974	$259,609	$3,064	$576,301

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$-	$-
Interest rate swaps (included in other liabilities)	23,646	-	23,646	-
Total liabilities	$74,207	$50,561	$23,646	$-

(Amounts in thousands)	As of December 31, 2015
	Total	Level 1	Level 2	Level 3
Marketable securities	$150,997	$150,997	$-	$-
Real estate fund investments	574,761	-	-	574,761
Deferred compensation plan assets (included in other assets)	117,475	58,289	-	59,186
Total assets	$843,233	$209,286	$-	$633,947

Mandatorily redeemable instruments (included in other liabilities)	$50,561	$50,561	$-	$-
Interest rate swaps (included in other liabilities)	19,600	-	19,600	-
Total liabilities	$70,161	$50,561	$19,600	$-

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

15.    Fair Value Measurements – continued

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis - continued

Real Estate Fund Investments

At September 30, 2016, we had six real estate fund investments with an aggregate fair value of $519,386,000, or $210,451,000 in excess of cost.  These investments are classified as Level 3.  We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period.  The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 1.0 to 4.3 years.  Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit.  Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space plus a projected growth factor.  Similarly, estimated operating expenses and real estate taxes are based on amounts incurred in the current period plus a projected growth factor for future periods.  Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The fair value of each property is calculated by discounting the future cash flows (including the projected sales proceeds), using an appropriate discount rate and then reduced by the property’s outstanding debt, if any, to determine the fair value of the equity in each investment. Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates.  These rates are based on the location, type and nature of each property, and current and anticipated market conditions, industry publications and from the experience of our Acquisitions and Capital Markets departments.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of these real estate fund investments at September 30, 2016 and December 31, 2015.

			Weighted Average
	Range		(based on fair value of investments)
Unobservable Quantitative Input	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Discount rates	12.0% to 14.9%	12.0% to 14.9%	13.7%	13.6%
Terminal capitalization rates	4.7% to 5.8%	4.8% to 6.1%	5.4%	5.5%

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

The table below summarizes the changes in the fair value of real estate fund investments that are classified as Level 3, for the three and nine months ended September 30, 2016 and 2015.

(Amounts in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Beginning balance	$524,150	$565,976	$574,761	$513,973
Purchases	-	11	-	95,011
Dispositions / distributions	-	(8,029)	(71,888)	(91,450)
Net unrealized (losses) gains	(4,764)	(2,544)	16,091	37,001
Net realized (losses) gains	-	(907)	422	1,405
Other, net	-	907	-	(526)
Ending balance	$519,386	$555,414	$519,386	$555,414

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

The table below summarizes the changes in the fair value of deferred compensation plan assets that are classified as Level 3, for the three and nine months ended September 30, 2016 and 2015.

(Amounts in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Beginning balance	$60,140	$67,668	$59,186	$63,315
Purchases	1,251	2,153	3,523	8,384
Sales	(3,737)	(171)	(5,888)	(5,264)
Realized and unrealized (losses) gains	(1,055)	(1,466)	(743)	1,256
Other, net	316	24	837	517
Ending balance	$56,915	$68,208	$56,915	$68,208

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

15.    Fair Value Measurements – continued

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash equivalents (primarily money market funds, which invest in obligations of the United States government), and our secured and unsecured debt.  Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist.  For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument.  The fair value of cash equivalents and borrowings under our unsecured revolving credit facilities and unsecured term loan are classified as Level 1.  The fair value of our secured and unsecured debt is classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of September 30, 2016 and December 31, 2015.

(Amounts in thousands)	As of September 30, 2016			As of December 31, 2015
	Carrying		Fair	Carrying		Fair
	Amount		Value	Amount		Value
Cash equivalents	$1,003,149		$1,003,000	$1,295,980		$1,296,000
Debt:
Mortgages payable	$9,968,499		$9,371,000	$9,614,838		$9,306,000
Senior unsecured notes	850,000		896,000	850,000		868,000
Unsecured term loan	375,000		375,000	187,500		188,000
Unsecured revolving credit facilities	115,630		116,000	550,000		550,000
Total	$11,309,129	(1)	$10,758,000	$11,202,338	(1)	$10,912,000

(1)	Excludes $108,891 and $111,328 of deferred financing costs, net and other as of September 30, 2016 and December 31, 2015, respectively.

16.    Incentive Compensation

Vornado’s 2010 Omnibus Share Plan (the “Plan”) provides for grants of incentive and non-qualified Vornado stock options, restricted stock, restricted partnership units and Out-Performance Plan awards to certain of Vornado’s employees and officers.  We account for all equity-based compensation in accordance with ASC 718.  Equity-based compensation expense was $6,117,000 and $6,501,000 for the three months ended September 30, 2016 and 2015, respectively, and $27,903,000 and $33,328,000 for the nine months ended September 30, 2016 and 2015, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

17.    Fee and Other Income

The following table sets forth the details of fee and other income:

(Amounts in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
BMS cleaning fees	$20,820	$18,563	$57,760	$62,937
Management and leasing fees	6,644	4,045	16,047	12,511
Lease termination fees	2,118	1,517	7,722	8,157
Other income	8,192	10,036	23,904	29,393
	$37,774	$34,161	$105,433	$112,998

Management and leasing fees include management fees from Interstate Properties, a related party, of $128,000 and $132,000 for the three months ended September 30, 2016 and 2015, and $390,000 and $403,000 for the nine months ended September 30, 2016 and 2015, respectively.  The above table excludes fee income from partially owned entities, which is included in “income (loss) from partially owned entities” (see Note 7 – Investments in Partially Owned Entities).

18.     Interest and Other Investment Income, Net

The following table sets forth the details of interest and other investment income, net:

(Amounts in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Dividends on marketable securities	$3,354	$3,215	$9,799	$9,620
Interest on loans receivable	754	1,154	2,250	5,113
Mark-to-market income (loss) of investments in our
deferred compensation plan (1)	204	(2,577)	2,625	(327)
Other, net	2,196	1,368	5,588	5,212
	$6,508	$3,160	$20,262	$19,618

(1)	This income (loss) is entirely offset by the income (expense) resulting from the mark-to-market of the deferred compensation plan liability, which is included in "general and administrative" expense.

19.     Interest and Debt Expense

The following table sets forth the details of interest and debt expense:

(Amounts in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest expense	$98,210	$113,485	$302,940	$305,110
Amortization of deferred financing costs	8,539	7,864	26,312	22,817
Capitalized interest and debt expense	(8,384)	(11,005)	(24,822)	(33,817)
Capitalized standby loan commitment termination fee
(220 Central Park South development project)	-	(15,000)	-	(15,000)
	$98,365	$95,344	$304,430	$279,110

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

20.          Income Per Class A Unit

The following table provides a reconciliation of both net income and the number of Class A units used in the computation of (i) basic income per Class A unit - which includes the weighted average number of Class A units outstanding without regard to dilutive potential Class A units, and (ii) diluted income per Class A unit - which includes the weighted average Class A units and dilutive unit equivalents. Dilutive unit equivalents may include our Series A convertible preferred units, Vornado stock options, restricted unit awards and Out-Performance Plan awards.

(Amounts in thousands, except per unit amounts)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Income from continuing operations, net of income
attributable to noncontrolling interests	$93,977	$197,475	$244,857	$487,238
Income from discontinued operations	2,969	34,463	6,160	50,278
Net income attributable to Vornado Realty L.P.	96,946	231,938	251,017	537,516
Preferred unit distributions	(19,096)	(20,412)	(59,920)	(60,322)
Preferred unit issuance costs (Series J redemption)	(7,408)	-	(7,408)	-
Net income attributable to Class A unitholders	70,442	211,526	183,689	477,194
Earnings allocated to unvested participating securities	(589)	(1,053)	(2,001)	(2,862)
Numerator for basic income per Class A unit	69,853	210,473	181,688	474,332
Impact of assumed conversions:
Convertible preferred unit distributions	-	23	-	69
Numerator for diluted income per Class A unit	$69,853	$210,496	$181,688	$474,401

Denominator:
Denominator for basic income per Class A unit – weighted
average units	200,458	199,609	200,300	199,111
Effect of dilutive securities(1):
Vornado stock options and restricted unit awards	1,683	1,619	1,632	1,824
Convertible preferred units	-	45	-	45
Denominator for diluted income per Class A unit – weighted
average units and assumed conversions	202,141	201,273	201,932	200,980

INCOME PER CLASS A UNIT – BASIC:
Income from continuing operations, net	$0.33	$0.88	$0.88	$2.13
Income from discontinued operations, net	0.02	0.17	0.03	0.25
Net income per Class A unit	$0.35	$1.05	$0.91	$2.38

INCOME PER CLASS A UNIT – DILUTED:
Income from continuing operations, net	$0.33	$0.88	$0.87	$2.11
Income from discontinued operations, net	0.02	0.17	0.03	0.25
Net income per Class A unit	$0.35	$1.05	$0.90	$2.36

(1)

The effect of dilutive securities for the three months ended September 30, 2016 and 2015 excludes an aggregate of 222 and 180 weighted average Class A unit equivalents, respectively, and 226 and 150 weighted average Class A unit equivalents for the nine months ended September 30, 2016 and 2015, respectively, as their effect was anti-dilutive.

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

Generally, our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of September 30, 2016, the aggregate dollar amount of these guarantees and master leases is approximately $811,000,000.

At September 30, 2016, $38,882,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities.  Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of September 30, 2016, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $66,000,000.

As of September 30, 2016, we have construction commitments aggregating approximately $687,000,000.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

22.    Segment Information

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three and nine months ended September 30, 2016 and 2015.

(Amounts in thousands)	For the Three Months Ended September 30, 2016
	Total	New York		Washington, DC		Other
Total revenues	$633,197	$432,869		$134,446		$65,882
Total expenses	444,044	280,689		90,756		72,599
Operating income (loss)	189,153	152,180		43,690		(6,717)
Income (loss) from partially owned entities	4,127	(579)		(452)		5,158
Income from real estate fund investments	1,077	-		-		1,077
Interest and other investment income, net	6,508	1,355		49		5,104
Interest and debt expense	(98,365)	(51,212)		(18,644)		(28,509)
Income (loss) before income taxes	102,500	101,744		24,643		(23,887)
Income tax expense	(4,865)	(2,356)		(302)		(2,207)
Income (loss) from continuing operations	97,635	99,388		24,341		(26,094)
Income from discontinued operations	2,969	-		-		2,969
Net income (loss)	100,604	99,388		24,341		(23,125)
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(3,658)	(2,985)		-		(673)
Net income (loss) attributable to Vornado Realty L.P.	96,946	96,403		24,341		(23,798)
Interest and debt expense(2)	122,979	66,314		20,991		35,674
Depreciation and amortization(2)	172,980	111,731		37,123		24,126
Income tax expense(2)	5,102	2,445		310		2,347
EBITDA(1)	$398,007	$276,893	(3)	$82,765	(4)	$38,349	(5)

See notes on pages 31 and 32.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

22.    Segment Information – continued

(Amounts in thousands)	For the Three Months Ended September 30, 2015
	Total	New York		Washington, DC		Other
Total revenues	$627,596	$429,433		$132,704		$65,459
Total expenses	436,156	263,805		102,114		70,237
Operating income (loss)	191,440	165,628		30,590		(4,778)
(Loss) income from partially owned entities	(325)	4,010		(1,909)		(2,426)
Income from real estate fund investments	1,665	-		-		1,665
Interest and other investment income, net	3,160	1,888		34		1,238
Interest and debt expense	(95,344)	(50,480)		(16,580)		(28,284)
Net gain on disposition of wholly owned and partially
owned assets	103,037	-		102,404		633
Income (loss) before income taxes	203,633	121,046		114,539		(31,952)
Income tax expense	(2,856)	(1,147)		(287)		(1,422)
Income (loss) from continuing operations	200,777	119,899		114,252		(33,374)
Income from discontinued operations	34,463	-		-		34,463
Net income	235,240	119,899		114,252		1,089
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(3,302)	(2,582)		-		(720)
Net income attributable to Vornado Realty L.P.	231,938	117,317		114,252		369
Interest and debt expense(2)	118,977	64,653		20,010		34,314
Depreciation and amortization(2)	174,209	99,206		48,132		26,871
Income tax expense (2)	3,043	1,214		294		1,535
EBITDA(1)	$528,167	$282,390	(3)	$182,688	(4)	$63,089	(5)

See notes on pages 31 and 32.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

22.    Segment Information – continued

(Amounts in thousands)	For the Nine Months Ended September 30, 2016
	Total	New York		Washington, DC		Other
Total revenues	$1,867,942	$1,269,464		$389,926		$208,552
Total expenses	1,492,255	818,419		436,427		237,409
Operating income (loss)	375,687	451,045		(46,501)		(28,857)
Income (loss) from partially owned entities	529	(5,143)		(5,453)		11,125
Income from real estate fund investments	28,750	-		-		28,750
Interest and other investment income, net	20,262	3,684		141		16,437
Interest and debt expense	(304,430)	(162,193)		(54,396)		(87,841)
Net gain on disposition of wholly owned and partially
owned assets	160,225	159,511		-		714
Income (loss) before income taxes	281,023	446,904		(106,209)		(59,672)
Income tax expense	(9,805)	(4,131)		(884)		(4,790)
Income (loss) from continuing operations	271,218	442,773		(107,093)		(64,462)
Income from discontinued operations	6,160	-		-		6,160
Net income (loss)	277,378	442,773		(107,093)		(58,302)
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(26,361)	(9,811)		-		(16,550)
Net income (loss) attributable to Vornado Realty L.P.	251,017	432,962		(107,093)		(74,852)
Interest and debt expense(2)	376,898	208,683		63,038		105,177
Depreciation and amortization(2)	521,143	331,448		119,109		70,586
Income tax expense (2)	13,067	4,424		2,780		5,863
EBITDA(1)	$1,162,125	$977,517	(3)	$77,834	(4)	$106,774	(5)

(Amounts in thousands)	For the Nine Months Ended September 30, 2015
	Total	New York		Washington, DC		Other
Total revenues	$1,850,686	$1,243,208		$401,528		$205,950
Total expenses	1,298,141	766,863		293,772		237,506
Operating income (loss)	552,545	476,345		107,756		(31,556)
(Loss) income from partially owned entities	(8,709)	1,523		(3,583)		(6,649)
Income from real estate fund investments	52,122	-		-		52,122
Interest and other investment income, net	19,618	5,642		60		13,916
Interest and debt expense	(279,110)	(143,004)		(52,223)		(83,883)
Net gain on disposition of wholly owned and partially
owned assets	104,897	-		102,404		2,493
Income (loss) before income taxes	441,363	340,506		154,414		(53,557)
Income tax benefit (expense)	84,245	(3,185)		(79)		87,509
Income from continuing operations	525,608	337,321		154,335		33,952
Income from discontinued operations	50,278	-		-		50,278
Net income	575,886	337,321		154,335		84,230
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(38,370)	(6,640)		-		(31,730)
Net income attributable to Vornado Realty L.P.	537,516	330,681		154,335		52,500
Interest and debt expense(2)	348,725	184,377		62,413		101,935
Depreciation and amortization(2)	493,904	288,897		136,687		68,320
Income tax (benefit) expense(2)	(85,349)	3,368		(1,856)		(86,861)
EBITDA(1)	$1,294,796	$807,323	(3)	$351,579	(4)	$135,894	(5)

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

(3)	The elements of "New York" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
		2016	2015	2016	2015
	Office(a)	$159,937	$161,168	$475,726	$480,508
	Retail(b)	95,274	97,604	284,212	265,060
	Residential	6,214	5,495	18,901	16,254
	Alexander's	11,506	10,502	34,880	31,150
	Hotel Pennsylvania	3,962	7,621	4,287	14,351
		276,893	282,390	818,006	807,323
	Net gain on sale of 47% ownership interest
	in 7 West 34th Street	-	-	159,511	-
	Total New York	$276,893	$282,390	$977,517	$807,323

	(a)

The three and nine months ended September 30, 2015 include $5,151 and $16,954, respectively, of EBITDA from sold properties and other. Excluding these items, EBITDA was $156,017 and $463,554, respectively. The nine months ended September 30, 2016 includes $2,935 of EBITDA from a sold property. Excluding this item, EBITDA was $472,791.

	(b)

The three and nine months ended September 30, 2015 include $524 and $1,597, respectively, of EBITDA from a sold property. Excluding this item, EBITDA was $97,080 and $263,463, respectively. The nine months ended September 30, 2016 includes $185 of EBITDA from a sold property. Excluding this item, EBITDA was $284,027.

(4)	The elements of "Washington, DC" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
		2016	2015	2016	2015
	Office, excluding the Skyline properties (a)	$67,073	$63,879	$191,646	$199,757
	Skyline properties	4,222	5,998	14,177	19,037
	Skyline properties impairment loss	-	-	(160,700)	-
	Net gain on sale of 1750 Pennsylvania Avenue	-	102,404	-	102,404
	Total Office	71,295	172,281	45,123	321,198
	Residential	11,470	10,407	32,711	30,381
	Total Washington, DC	$82,765	$182,688	$77,834	$351,579

	(a)	The three and nine months ended September 30, 2015 include $1,601 and $5,591, respectively, of EBITDA from a sold property. Excluding this item, EBITDA was $62,278 and $194,166, respectively.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

22.    Segment Information – continued

Notes to preceding tabular information - continued:

(5)	The elements of "Other" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
		2016	2015	2016	2015
	Our share of real estate fund investments:
	Income before net realized/unrealized gains and losses	$2,552	$2,594	$6,309	$6,879
	Net realized/unrealized (losses) gains on investments	(2,118)	(922)	3,333	9,542
	Carried interest	373	(49)	4,020	6,248
	Total	807	1,623	13,662	22,669
	theMART (including trade shows)	21,696	19,044	70,689	62,229
	555 California Street	11,405	13,005	35,137	38,237
	India real estate ventures	836	13	2,585	2,229
	Other investments	19,092	11,009	46,180	31,705
		53,836	44,694	168,253	157,069
	Corporate general and administrative expenses(a)(b)	(21,519)	(22,341)	(76,364)	(82,043)
	Investment income and other, net(a)	6,871	5,952	19,317	21,275
	Acquisition and transaction related costs	(3,808)	(1,518)	(11,319)	(7,560)
	UE and residual retail properties discontinued operations(c)	2,969	2,516	6,173	26,313
	Net gain on sale of Monmouth Mall	-	33,153	-	33,153
	Net gain on sale of residential condominiums	-	633	714	2,493
	Our share of impairment loss on India real estate ventures	-	-	-	(14,806)
	Total Other	$38,349	$63,089	$106,774	$135,894

	(a)

The amounts in these captions (for this table only) exclude the results of the mark-to-market of our deferred compensation plan of $204 of income and $2,577 of loss for the three months ended September 30, 2016 and 2015, respectively, and $2,625 of income and $327 of loss for the nine months ended September 30, 2016 and 2015, respectively.

	(b)

The nine months ended September 30, 2015 includes a cumulative catch up of $4,542 from the acceleration of recognition of compensation expense related to the modification of the 2012-2014 Out-Performance Plans.

	(c)	The nine months ended September 30, 2015 includes $22,972 of transaction costs related to the spin-off of our strip shopping centers and malls.

VORNADO REALTY L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

23.    Subsequent Event

On October 31, 2016, Vornado’s Board of Trustees approved the tax-free spin-off of our Washington, DC business and we entered into a definitive agreement to merge it with the business and certain select assets of The JBG Companies (“JBG”), a Washington, DC real estate company.  Steven Roth, Vornado’s Chairman and Chief Executive Officer, will be Chairman of the Board of Trustees of the new combined company.  Mitchell Schear, President of our Washington, DC business, will be a member of management’s Executive Committee and a Trustee of the new combined company.

The pro rata distribution to Vornado’s common shareholders and our common unitholders is intended to be treated as a tax-free spin-off for U.S. federal income tax purposes. It is expected to be made on a pro rata 1:2 basis.

The initial Form 10 registration statement relating to the spin-off is expected to be filed with the SEC in the fourth quarter of 2016, and the distribution and combination are expected to be completed in the second quarter of 2017. The transactions are subject to certain conditions, including the SEC declaring the Form 10 registration statement effective, filing and approval of the new company’s listing application, receipt of regulatory approvals and third party consents by each of Vornado and JBG, and formal declaration of the distribution by Vornado’s Board of Trustees. The transactions are not subject to a vote by Vornado shareholders or our unitholders. Vornado’s Board of Trustees has approved the transaction.  JBG’s investors have consented to the transaction.  There can be no assurance that this transaction will be completed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners and the Board of Trustees of Vornado Realty Trust

Vornado Realty L.P.

New York, New York

We have reviewed the accompanying consolidated balance sheet of Vornado Realty L.P. and consolidated subsidiaries (the “Partnership”) as of September 30, 2016, and the related consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2016 and 2015 and changes in equity and cash flows for the nine month periods ended September 30, 2016 and 2015.  These interim financial statements are the responsibility of the Partnership’s management.

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

November 4, 2016

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a discussion of our consolidated financial statements for the three and nine months ended September 30, 2016.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year.  Certain prior year balances have been reclassified in order to conform to current year presentation.

Overview

Business Objective and Operating Strategy

Our business objective is to maximize Vornado shareholder value, which we measure by the total return provided to Vornado’s shareholders. Below is a table comparing Vornado’s performance to the FTSE NAREIT Office Index (“Office REIT”) and the MSCI US REIT Index (“MSCI”) for the following periods ended September 30, 2016:

	Total Return(1)
	Vornado	Office REIT	MSCI
Three-month	1.7%	3.2%	(1.5%)
Nine-month	3.3%	12.5%	11.9%
One-year	14.9%	20.6%	19.8%
Three-year	44.2%	42.9%	48.6%
Five-year	76.1%	88.1%	108.1%
Ten-year	48.7%	45.7%	82.8%

(1)	Past performance is not necessarily indicative of future performance.

We intend to achieve our business objective by continuing to pursue our investment philosophy and executing our operating strategies through:

•       Maintaining a superior team of operating and investment professionals and an entrepreneurial spirit

•       Investing in properties in select markets, such as New York City, where we believe there is a high likelihood of capital appreciation

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

On October 31, 2016, Vornado’s Board of Trustees approved the tax-free spin-off of our Washington, DC business and we entered into a definitive agreement to merge it with the business and certain select assets of The JBG Companies (“JBG”), a Washington, DC real estate company.  See Note 23 – Subsequent Event in our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this transaction.

Overview – continued

Quarter Ended September 30, 2016 Financial Results Summary

Net income attributable to Class A unitholders for the quarter ended September 30, 2016 was $70,442,000, or $0.35 per diluted Class A unit, compared to $211,526,000, or $1.05 per diluted Class A unit, for the prior year’s quarter.  The quarters ended September 30, 2016 and 2015 include certain items that impact net income attributable to Class A unitholders, which are listed in the table below.  The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased net income attributable to Class A unitholders for the quarter ended September 30, 2016 by $9,491,000, or $0.05, and increased net income attributable to Class A unitholders for the quarter ended September 30, 2015 by $137,137,000, or $0.68 per diluted Class A unit.

Nine Months Ended September 30, 2016 Financial Results Summary

Net income attributable to Class A unitholders for the nine months ended September 30, 2016 was $183,689,000, or $0.90 per diluted Class A unit, compared to $477,194,000, or $2.36 per diluted Class A unit, for the nine months ended September 30, 2015.   The nine months ended September 30, 2016 and 2015 include certain items that impact net income attributable to Class A unitholders, which are listed in the table below.  The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased net income attributable to Class A unitholders for the nine months ended September 30, 2016 by $18,955,000, or $0.09 per diluted Class A unit, and increased net income attributable to Class A unitholders for the nine months ended September 30, 2015 by $243,463,000, or $1.21 per diluted Class A unit.

(Amounts in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Items that impact net income attributable to Class A unitholders:
Preferred unit issuance costs (Series J redemption)	$(7,408)	$-	$(7,408)	$-
Acquisition and transaction related costs	(3,808)	(1,518)	(11,319)	(7,560)
Net income from discontinued operations and sold properties	2,969	6,599	8,285	23,605
Default interest on Skyline properties mortgage loan	(2,632)	-	(5,343)	-
Net gains on sale of real estate and residential condominiums	2,522	136,190	163,066	153,430
Real estate impairment losses	(1,134)	(2,313)	(166,236)	(17,375)
Reversal of allowance for deferred tax assets (re: taxable
REIT subsidiary's ability to utilize NOLs)	-	-	-	90,030
Other	-	(1,821)	-	1,333
Items that impact net income attributable to Class A unitholders, net	$(9,491)	$137,137	$(18,955)	$243,463

Overview – continued

Same Store EBITDA

The percentage increase (decrease) in same store Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and cash basis same store EBITDA of our operating segments are summarized below.

		New York		Washington, DC
Same store EBITDA % increase (decrease):
	Three months ended September 30, 2016 vs. September 30, 2015	4.9%	(1)	5.2%
	Nine months ended September 30, 2016 vs. September 30, 2015	5.7%	(2)	0.7%
	Three months ended September 30, 2016 vs. June 30, 2016	(1.4%)	(3)	1.2%

Cash basis same store EBITDA % increase:
	Three months ended September 30, 2016 vs. September 30, 2015	9.6%	(1)	6.7%
	Nine months ended September 30, 2016 vs. September 30, 2015	5.6%	(2)	0.8%
	Three months ended September 30, 2016 vs. June 30, 2016	1.3%	(3)	1.9%

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 6.5% and by 11.7% on a cash basis.
(2)	Excluding Hotel Pennsylvania, same store EBITDA increased by 7.2% and by 7.3% on a cash basis.
(3)	Excluding Hotel Pennsylvania, same store EBITDA decreased by 1.5% and increased by 1.2% on a cash basis.

Calculations of same store EBITDA, reconciliations of our net income to EBITDA and the reasons we consider these non-GAAP financial measures useful are provided in the following pages of Management’s Discussion and Analysis of the Financial Condition and Results of Operations.

2016 Investments

On March 17, 2016, we entered into a joint venture, in which we own a 33.3% interest, which owns a $146,004,000 mezzanine loan.  The interest rate is LIBOR plus 8.875% (9.38% at September 30, 2016) and the debt matures in November 2016, with two three-month extension options.  At September 30, 2016, the joint venture has a $3,996,000 remaining commitment, of which our share is $1,332,000.  The joint venture’s investment is subordinate to $350,000,000 of third party debt.  We account for our investment in the joint venture under the equity method.

On May 20, 2016, we contributed $19,650,000 for a 50.0% equity interest in a joint venture that will develop 606 Broadway, a 33,000 square foot office and retail building, located on Houston Street in Manhattan.  The development cost of this project is estimated to be approximately $104,000,000.  At closing, the joint venture obtained a $65,000,000 construction loan, of which approximately $22,500,000 was outstanding at September 30, 2016.  The loan, which bears interest at LIBOR plus 3.00% (3.52% at September 30, 2016), matures in May 2019 with two one-year extension options.  Because this joint venture is a VIE and we determined we are the primary beneficiary, we consolidate the accounts of this joint venture from the date of our investment.

2016 Dispositions

On May 27, 2016, we sold a 47% ownership interest in 7 West 34th Street, a 477,000 square foot Manhattan office building leased to Amazon, and retained the remaining 53% interest.  This transaction was based on a property value of approximately $561,000,000 or $1,176 per square foot.  We received net proceeds of $127,382,000 from the sale and realized a net gain of $203,324,000, of which $159,511,000 was recognized in the second quarter and is included in “net gain on disposition of wholly owned and partially owned assets” in our consolidated statements of income.  The remaining net gain of $43,813,000 has been deferred until our guarantee of payment of loan principal and interest is removed or the loan is repaid.  We realized a net tax gain of $90,017,000.   We continue to manage and lease the property.  We share control over major decisions with our joint venture partner.  Accordingly, this property is accounted for under the equity method from the date of sale.

Overview – continued

2016 Financings

Secured Debt

On February 8, 2016, we completed a $700,000,000 refinancing of 770 Broadway, a 1,158,000 square foot Manhattan office building.  The five-year loan is interest only at LIBOR plus 1.75%, (2.28% at September 30, 2016) which was swapped for four and a half years to a fixed rate of 2.56%.  The Company realized net proceeds of approximately $330,000,000.  The property was previously encumbered by a 5.65%, $353,000,000 mortgage which was scheduled to mature in March 2016.

On March 7, 2016, the joint venture, in which we have a 55% ownership interest, completed a $300,000,000 refinancing of One Park Avenue, a 947,000 square foot Manhattan office building.  The loan matures in March 2021 and is interest only at LIBOR plus 1.75% (2.28% at September 30, 2016).  The property was previously encumbered by a 4.995%, $250,000,000 mortgage which matured in March 2016.

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

On May 11, 2016, the joint venture, in which we have a 50% ownership interest, completed a $900,000,000 refinancing of 280 Park Avenue, a 1,250,000 square foot Manhattan office building.  The three-year loan with four one-year extensions is interest only at LIBOR plus 2.00% (2.51% at September 30, 2016).  The property was previously encumbered by a 6.35%, $721,000,000 mortgage which was scheduled to mature in June 2016.

On May 16, 2016, we completed a $300,000,000 recourse financing of 7 West 34th Street.  The ten-year loan is interest only at a fixed rate of 3.65% and matures in June 2026.

On August 3, 2016, the joint venture, in which we have 49.9% ownership interest, completed an $80,000,000 refinancing of 50-70 West 93rd Street, a 326 unit Manhattan residential complex.  The three-year loan with two one-year extensions is interest only at LIBOR plus 1.70% (2.22% at September 30, 2016).  The property was previously encumbered by a $44,980,000 first mortgage at LIBOR plus 1.90% and an $18,481,000 second mortgage at LIBOR plus 1.65%, which were scheduled to mature in September 2016.

On September 6, 2016, we completed a $675,000,000 refinancing of theMART, a 3,644,000 square foot commercial building in Chicago.  The five-year loan is interest only and has a fixed rate of 2.70%.  The Company realized net proceeds of approximately $124,000,000.  The property was previously encumbered by a 5.57%, $550,000,000 mortgage which was scheduled to mature in December 2016.

Preferred Securities

On September 1, 2016, we redeemed all of the outstanding 6.875% Series J cumulative redeemable preferred units at their redemption price of $25.00 per unit, or $246,250,000 in the aggregate, plus accrued and unpaid distributions through the date of redemption.  In connection therewith, we expensed $7,408,000 of issuance costs, which reduced net income attributable to Class A unitholders in the three months ended September 30, 2016.  These costs had been initially recorded as a reduction of partners’ capital.

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

Overview – continued

Recently Issued Accounting Literature – continued

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

In August 2016, the FASB issued an update (“ASU 2016-15”) Classification of Certain Cash Receipts and Cash Payments to ASC Topic 230, Statement of Cash Flows. ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle.  ASU 2016-15 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted.  The adoption of this update is not expected to have a significant impact on our consolidated financial statements.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2015 in Management’s Discussion and Analysis of Financial Condition. There have been no significant changes to our policies during 2016.

Overview – continued

Leasing Activity

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

(Square feet in thousands)	New York		Washington, DC
	Office	Retail	Office
Three Months Ended September 30, 2016
Total square feet leased	335	7	177
Our share of square feet leased:	308	7	138
Initial rent(1)	$68.11	$338.50	$40.62
Weighted average lease term (years)	6.5	8.4	5.0
Second generation relet space:
Square feet	278	7	92
GAAP basis:
Straight-line rent(2)	$65.87	$335.58	$43.75
Prior straight-line rent	$61.48	$198.36	$45.96
Percentage increase (decrease)	7.1%	69.2%	(4.8%)
Cash basis:
Initial rent(1)	$67.29	$308.11	$43.75
Prior escalated rent	$63.39	$200.80	$48.75
Percentage increase (decrease)	6.2%	53.4%	(10.3%)
Tenant improvements and leasing commissions:
Per square foot	$49.49	$103.45	$37.86
Per square foot per annum	$7.61	$12.32	$7.57
Percentage of initial rent	11.2%	3.6%	18.6%

See notes on the following page.

Overview - continued

Leasing Activity – continued

(Square feet in thousands)	New York Office
		Long Island City	New York	Washington, DC
	Manhattan	(Center Building)	Retail	Office
Nine Months Ended September 30, 2016
Total square feet leased	1,330	285	101	1,098
Our share of square feet leased:	1,109	285	80	1,039
Initial rent(1)	$79.23	$40.10	$206.71	$40.05
Weighted average lease term (years)	9.9	5.8	9.0	4.1
Second generation relet space:
Square feet	1,024	285	62	800
GAAP basis:
Straight-line rent(2)	$78.72	$38.68	$208.06	$37.92
Prior straight-line rent	$64.12	$28.69	$166.36	$39.67
Percentage increase (decrease)	22.8%	34.8%	25.1%	(4.4%)
Cash basis:
Initial rent(1)	$78.79	$40.10	$198.28	$40.80
Prior escalated rent	$66.50	$30.53	$174.08	$42.93
Percentage increase (decrease)	18.5%	31.4%	13.9%	(5.0%)
Tenant improvements and leasing commissions:
Per square foot	$72.47	$18.47	$105.45	$18.55
Per square foot per annum	$7.32	$3.18	$11.72	$4.52
Percentage of initial rent	9.2%	7.9%	5.7%	11.3%

(1)

Represents the cash basis weighted average starting rent per square foot, which is generally indicative of market rents.  Most leases include free rent and periodic step-ups in rent which are not included in the initial cash basis rent per square foot but are included in the GAAP basis straight-line rent per square foot.

(2)	Represents the GAAP basis weighted average rent per square foot that is recognized over the term of the respective leases, and includes the effect of free rent and periodic step-ups in rent.

Overview - continued

Square footage (in service) and Occupancy as of September 30, 2016

(Square feet in thousands)		Square Feet (in service)
	Number of	Total	Our
	Properties	Portfolio	Share	Occupancy %
New York:
Office	36	20,219	16,956	95.5%
Retail	70	2,697	2,476	96.7%
Residential - 1,690 units	11	1,559	826	96.0%
Alexander's, including 312 residential units	7	2,437	790	99.7%
Hotel Pennsylvania	1	1,400	1,400
		28,312	22,448	95.8%

Washington, DC:
Office, excluding the Skyline properties	48	12,875	10,450	89.1%
Skyline properties	8	2,649	2,649	47.2%
Total Office	56	15,524	13,099	80.6%
Residential - 3,058 units	9	3,164	3,022	98.1%
Other	5	330	330	100.0%
		19,018	16,451	83.9%

Other:
theMART	1	3,665	3,656	98.2%
555 California Street	3	1,736	1,215	90.3%
Other	2	784	784	100.0%
		6,185	5,655

Total square feet as of September 30, 2016		53,515	44,554

Overview - continued

Square footage (in service) and Occupancy as of December 31, 2015

(Square feet in thousands)		Square Feet (in service)
	Number of	Total	Our
	properties	Portfolio	Share	Occupancy %
New York:
Office	35	21,288	17,412	96.3%
Retail	65	2,641	2,408	96.2%
Residential - 1,711 units	11	1,561	827	94.1%
Alexander's, including 296 residential units	7	2,419	784	99.7%
Hotel Pennsylvania	1	1,400	1,400
		29,309	22,831	96.4%

Washington, DC:
Office, excluding the Skyline properties	49	13,136	10,781	90.0%
Skyline Properties	8	2,648	2,648	50.1%
Total Office	57	15,784	13,429	82.1%
Residential - 2,630 units	9	2,808	2,666	96.4%
Other	5	386	386	100.0%
		18,978	16,481	84.8%

Other:
theMART	1	3,658	3,649	98.5%
555 California Street	3	1,736	1,215	93.3%
Other	2	763	763	100.0%
		6,157	5,627

Total square feet as of December 31, 2015		54,444	44,939

Overview - continued

Washington, DC Segment

EBITDA, as adjusted for the nine months ended September 30, 2016, was $5,050,000 behind the prior year's nine months.  We expect that Washington’s 2016 EBITDA, as adjusted, will be approximately $7,000,000 to $11,000,000 lower than 2015, comprised of:

(i)            core business being flat to $4,000,000 higher, offset by,

(ii)          occupancy of Skyline properties declining further, decreasing EBITDA by approximately $6,500,000, and

(iii)         1726 M Street and 1150 17th Street being taken out of service (to prepare for the development in the future of a new Class A office building) decreasing EBITDA by approximately $4,500,000.

Of the 2,395,000 square feet subject to the effects of the Base Realignment and Closure (“BRAC”) statute, 348,000 square feet has been taken out of service for redevelopment, and 1,466,000 square feet has been leased or is pending.  The table below summarizes the status of the BRAC space as of September 30, 2016.

	Rent Per	Square Feet
	Square Foot	Total	Crystal City	Skyline	Rosslyn
Resolved:
Relet as of September 30, 2016	$37.39	1,456,000	983,000	389,000	84,000
Leases pending	39.39	10,000	-	10,000	-
Taken out of service for redevelopment		348,000	348,000	-	-
		1,814,000	1,331,000	399,000	84,000

To be resolved:
Vacated as of September 30, 2016	34.63	581,000	105,000	412,000	64,000

Total square feet subject to BRAC		2,395,000	1,436,000	811,000	148,000

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2016 and 2015

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the three months ended September 30, 2016 and 2015.

(Amounts in thousands)	For the Three Months Ended September 30, 2016
	Total	New York		Washington, DC		Other
Total revenues	$633,197	$432,869		$134,446		$65,882
Total expenses	444,044	280,689		90,756		72,599
Operating income (loss)	189,153	152,180		43,690		(6,717)
Income (loss) from partially owned entities	4,127	(579)		(452)		5,158
Income from real estate fund investments	1,077	-		-		1,077
Interest and other investment income, net	6,508	1,355		49		5,104
Interest and debt expense	(98,365)	(51,212)		(18,644)		(28,509)
Income (loss) before income taxes	102,500	101,744		24,643		(23,887)
Income tax expense	(4,865)	(2,356)		(302)		(2,207)
Income (loss) from continuing operations	97,635	99,388		24,341		(26,094)
Income from discontinued operations	2,969	-		-		2,969
Net income (loss)	100,604	99,388		24,341		(23,125)
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(3,658)	(2,985)		-		(673)
Net income (loss) attributable to Vornado Realty L.P.	96,946	96,403		24,341		(23,798)
Interest and debt expense(2)	122,979	66,314		20,991		35,674
Depreciation and amortization(2)	172,980	111,731		37,123		24,126
Income tax expense(2)	5,102	2,445		310		2,347
EBITDA(1)	$398,007	$276,893	(3)	$82,765	(4)	$38,349	(5)

(Amounts in thousands)	For the Three Months Ended September 30, 2015
	Total	New York		Washington, DC		Other
Total revenues	$627,596	$429,433		$132,704		$65,459
Total expenses	436,156	263,805		102,114		70,237
Operating income (loss)	191,440	165,628		30,590		(4,778)
(Loss) income from partially owned entities	(325)	4,010		(1,909)		(2,426)
Income from real estate fund investments	1,665	-		-		1,665
Interest and other investment income, net	3,160	1,888		34		1,238
Interest and debt expense	(95,344)	(50,480)		(16,580)		(28,284)
Net gain on disposition of wholly owned and partially
owned assets	103,037	-		102,404		633
Income (loss) before income taxes	203,633	121,046		114,539		(31,952)
Income tax expense	(2,856)	(1,147)		(287)		(1,422)
Income (loss) from continuing operations	200,777	119,899		114,252		(33,374)
Income from discontinued operations	34,463	-		-		34,463
Net income	235,240	119,899		114,252		1,089
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(3,302)	(2,582)		-		(720)
Net income attributable to Vornado Realty L.P.	231,938	117,317		114,252		369
Interest and debt expense(2)	118,977	64,653		20,010		34,314
Depreciation and amortization(2)	174,209	99,206		48,132		26,871
Income tax expense (2)	3,043	1,214		294		1,535
EBITDA(1)	$528,167	$282,390	(3)	$182,688	(4)	$63,089	(5)

See notes on the following pages.

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2016 and 2015 - continued

Notes to preceding tabular information:

(1)

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

(2)	Interest and debt expense, depreciation and amortization and income tax expense in the reconciliation of net income (loss) to EBITDA includes our share of these items from partially owned entities.

(3)	The elements of "New York" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended September 30,
		2016	2015
	Office(a)	$159,937	$161,168
	Retail(b)	95,274	97,604
	Residential	6,214	5,495
	Alexander's	11,506	10,502
	Hotel Pennsylvania	3,962	7,621
	Total New York	$276,893	$282,390

	(a)	2015 includes $5,151 of EBITDA from sold properties. Excluding these items, EBITDA was $156,017.
	(b)	2015 includes $524 of EBITDA from a sold property. Excluding this item, EBITDA was $97,080.

(4)	The elements of "Washington, DC" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended September 30,
		2016	2015
	Office, excluding the Skyline properties (a)	$67,073	$63,879
	Skyline properties	4,222	5,998
	Net gain on sale of 1750 Pennsylvania Avenue	-	102,404
	Total Office	71,295	172,281
	Residential	11,470	10,407
	Total Washington, DC	$82,765	$182,688

	(a)	2015 includes $1,601 of EBITDA from a sold property. Excluding this item, EBITDA was $62,278.

Net Income and EBITDA by Segment for the Three Months Ended September 30, 2016 and 2015 - continued

Notes to preceding tabular information - continued:

(5)	The elements of "Other" EBITDA are summarized below.

	(Amounts in thousands)	For the Three Months Ended September 30,
		2016	2015
	Our share of real estate fund investments:
	Income before net realized/unrealized gains and losses	$2,552	$2,594
	Net realized/unrealized losses on investments	(2,118)	(922)
	Carried interest	373	(49)
	Total	807	1,623
	theMART (including trade shows)	21,696	19,044
	555 California Street	11,405	13,005
	India real estate ventures	836	13
	Other investments	19,092	11,009
		53,836	44,694
	Corporate general and administrative expenses(a)	(21,519)	(22,341)
	Investment income and other, net(a)	6,871	5,952
	Acquisition and transaction related costs	(3,808)	(1,518)
	UE and residual retail properties discontinued operations	2,969	2,516
	Net gain on sale of Monmouth Mall	-	33,153
	Net gain on sale of residential condominiums	-	633
	Total Other	$38,349	$63,089

	(a)

The amounts in these captions (for this table only) exclude the results of the mark-to-market of our deferred compensation plan of $204 of income and $2,577 of loss for the three months ended September 30, 2016 and 2015, respectively.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region, excluding gains on sale of real estate, non-cash impairment losses and operations of sold properties.

	For the Three Months Ended September 30,
	2016	2015
Region:
New York City metropolitan area	70%	71%
Washington, DC / Northern Virginia area	21%	21%
Chicago, IL	6%	5%
San Francisco, CA	3%	3%
	100%	100%

Results of Operations – Three Months Ended September 30, 2016 Compared to September 30, 2015

Revenues

Our revenues, which consist primarily of property rentals, tenant expense reimbursements, and fee and other income, were $633,197,000 for the three months ended September 30, 2016, compared to $627,596,000 for the prior year’s quarter, an increase of $5,601,000.  Below are the details of the increase by segment:

(Amounts in thousands)	Total	New York	Washington, DC	Other
Increase (decrease) due to:
Property rentals:
Acquisitions, dispositions and other	$(9,803)	$(7,737)	$(2,066)	$-
Development and redevelopment	1,719	-	1,225	494
Hotel Pennsylvania	(3,932)	(3,932)	-	-
Trade shows	115	-	-	115
Same store operations	9,562	9,213	429	(80)
	(2,339)	(2,456)	(412)	529

Tenant expense reimbursements:
Acquisitions, dispositions and other	(1,781)	(1,673)	(108)	-
Development and redevelopment	329	-	(253)	582
Same store operations	5,779	5,116	1,132	(469)
	4,327	3,443	771	113

Fee and other income:
BMS cleaning fees	2,256	1,983	-	273
Management and leasing fees	2,599	111	2,304	184
Lease termination fees	601	1,222	(1,115)	494
Other income	(1,843)	(867)	194	(1,170)
	3,613	2,449	1,383	(219)

Total increase in revenues	$5,601	$3,436	$1,742	$423

Results of Operations – Three Months Ended September 30, 2016 Compared to September 30, 2015 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative expenses, and acquisition and transaction related costs were $444,044,000 for the three months ended September 30, 2016, compared to $436,156,000 for the prior year’s quarter, an increase of $7,888,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York	Washington, DC	Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$(2,140)	$(1,071)	$(1,069)	$-
Development and redevelopment	(37)	14	(449)	398
Non-reimbursable expenses, including
bad debt reserves	(1,550)	(1,165)	(354)	(31)
Hotel Pennsylvania	112	112	-	-
Trade shows	264	-	-	264
BMS expenses	1,497	1,240	-	257
Same store operations	6,119	6,325	812	(1,018)
	4,265	5,455	(1,060)	(130)

Depreciation and amortization:
Acquisitions, dispositions and other	(1,241)	(846)	(395)	-
Development and redevelopment	(11,714)	-	(11,515)	(199)
Same store operations	10,003	10,797	1,037	(1,831)
	(2,952)	9,951	(10,873)	(2,030)

General and administrative:
Mark-to-market of deferred
compensation plan liability	2,781	-	-	2,781	(1)
Same store operations	1,504	1,478	575	(549)
	4,285	1,478	575	2,232

Acquisition and transaction related costs	2,290	-	-	2,290

Total increase (decrease) in expenses	$7,888	$16,884	$(11,358)	$2,362

(1)

This increase in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income, net” on our consolidated statements of income.

Results of Operations – Three Months Ended September 30, 2016 Compared to September 30, 2015 - continued

Income (Loss) from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the three months ended September 30, 2016 and 2015.

(Amounts in thousands)	Percentage
	Ownership at	For the Three Months Ended September 30,
	September 30, 2016	2016	2015
Our Share of Net Income (Loss):
Partially owned office buildings (1)	Various	$(9,157)	$(2,039)
Alexander's	32.4%	8,785	7,544
Urban Edge Properties ("UE")	5.4%	2,158	1,400
India real estate ventures	4.1%-36.5%	(917)	(1,704)
Pennsylvania Real Estate Investment Trust ("PREIT")	8.0%	52	(3,481)
Other investments (2)	Various	3,206	(2,045)
		$4,127	$(325)

(1)

Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 7 West 34th Street, 330 Madison Avenue, 512 West 22nd Street and others.  In 2015, we recognized our $7,364 share of a write-off of a below market lease liability related to a tenant vacating at 650 Madison.

(2)		Includes interests in Independence Plaza, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street, Toys "R" Us, Inc. and others.

Income from Real Estate Fund Investments

Below are the components of the income from our real estate fund investments for the three months ended September 30, 2016 and 2015.

(Amounts in thousands)	For the Three Months Ended September 30,
	2016	2015
Net investment income	$5,841	$5,116
Net unrealized losses on held investments	(4,764)	(2,544)
Net realized losses on exited investments	-	(907)
Income from real estate fund investments	1,077	1,665
Less income attributable to noncontrolling interests	(270)	(42)
Income from real estate fund investments attributable to Vornado Realty L.P.(1)	$807	$1,623

(1)

Excludes management, leasing and development fees of $804 and $678 for the three months ended September 30, 2016 and 2015, respectively, which are included as a component of "fee and other income" in our consolidated statements of income.

Interest and Other Investment Income, net

Interest and other investment income, net was $6,508,000 for the three months ended September 30, 2016, compared to $3,160,000 in the prior year’s quarter, an increase of $3,348,000. This increase resulted primarily from an increase in the value of investments in our deferred compensation plan (offset by a corresponding decrease in the liability for plan assets in general and administrative expenses).

Interest and Debt Expense

Interest and debt expense was $98,365,000 for the three months ended September 30, 2016, compared to $95,344,000 in the prior year’s quarter, an increase of $3,021,000.  This increase was primarily due to (i) $5,417,000 of higher interest expense from the financings of the St. Regis - retail, 150 West 34th Street, 100 West 33rd Street, and our $750,000,000 delayed draw term loan, (ii) $2,632,000 of accrued default interest on our Skyline properties mortgage loan, and (iii) $2,621,000 of lower capitalized interest, partially offset by (iv) $4,894,000 of interest savings from the financings of 888 Seventh Avenue and 770 Broadway, and (v) $1,804,000 of interest savings from the repayment of the Bowen Building loan.

Results of Operations – Three Months Ended September 30, 2016 Compared to September 30, 2015 - continued

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

For the three months ended September 30, 2015, we recognized a $103,037,000 net gain on disposition of wholly owned and partially owned assets primarily from the sale of 1750 Pennsylvania Avenue.

Income Tax Expense

For the three months ended September 30, 2016, income tax expense was $4,865,000, compared to $2,856,000 for the prior year’s quarter, an increase of $2,009,000.  This increase was primarily attributable to higher income from our taxable REIT subsidiaries.

Income from Discontinued Operations

We have reclassified the revenues and expenses of the UE portfolio and other retail properties that were sold or are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all the periods presented in the accompanying financial statements.  The table below sets forth the combined results of assets related to discontinued operations for the three months ended September 30, 2016 and 2015.

(Amounts in thousands)	For the Three Months Ended September 30,
	2016	2015
Total revenues	$676	$2,589
Total expenses	106	1,279
	570	1,310
Net gains on sale of real estate and a lease position	2,864	33,153
Impairment losses	(465)	-
Income from discontinued operations	$2,969	$34,463

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $3,658,000 for the three months ended September 30, 2016, compared to $3,302,000 for the prior year’s quarter, an increase of $356,000.

Preferred Unit Distributions

Preferred unit distributions were $19,096,000 for the three months ended September 30, 2016, compared to $20,412,000 for the prior year’s quarter, a decrease of $1,316,000.  The decrease is primarily due to the redemption of the 6.875% Series J cumulative redeemable preferred units on September 1, 2016.

Preferred Unit Issuance Costs

In the three months ended September 30, 2016, we recognized a $7,408,000 expense in connection with the write-off of issuance costs upon the redemption all of the outstanding 6.875% Series J cumulative redeemable preferred units on September 1, 2016.

Results of Operations – Three Months Ended September 30, 2016 Compared to September 30, 2015 - continued

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

Below are reconciliations of EBITDA to same store EBITDA for each of our segments for the three months ended September 30, 2016, compared to the three months ended September 30, 2015.

(Amounts in thousands)	New York		Washington, DC
EBITDA for the three months ended September 30, 2016	$276,893		$82,765
Add-back:
Non-property level overhead expenses included above	9,783		6,858
Less EBITDA from:
Acquisitions	(3,853)		-
Dispositions	(51)		(5)
Properties taken out of service for redevelopment	(6,691)		(1,581)
Other non-operating loss (income), net	748		(563)
Same store EBITDA for the three months ended September 30, 2016	$276,829		$87,474

EBITDA for the three months ended September 30, 2015	$282,390		$182,688
Add-back:
Non-property level overhead expenses included above	8,305		6,283
Less EBITDA from:
Acquisitions	(712)		-
Dispositions, including net gains on sale	(5,399)		(104,005)
Properties taken out of service for redevelopment	(5,632)		(427)
Other non-operating income, net	(15,121)		(1,415)
Same store EBITDA for the three months ended September 30, 2015	$263,831		$83,124

Increase in same store EBITDA -
Three months ended September 30, 2016 vs. September 30, 2015	$12,998	(1)	$4,350	(3)

% increase in same store EBITDA	4.9%	(2)	5.2%

See notes on the following page

Results of Operations – Three Months Ended September 30, 2016 Compared to September 30, 2015 - continued

Notes to preceding tabular information:

New York:

(1)     The $12,998,000 increase in New York same store EBITDA resulted primarily from increases in Office and Retail EBITDA of $9,916,000 and $6,098,000, respectively, partially offset by a decrease in Hotel Pennsylvania EBITDA of $3,659,000.  The Office and Retail EBITDA increases resulted primarily from higher rents, partially offset by higher operating expenses, net of reimbursements.

(2)     Excluding Hotel Pennsylvania, same store EBITDA increased by 6.5%.

Washington, DC:

(3)     The $4,350,000 increase in Washington, DC same store EBITDA resulted primarily from higher management and leasing fee income of $2,304,000, higher rental income of $1,074,000 and lower net operating expenses of $674,000.

Reconciliation of Same Store EBITDA to Cash basis Same Store EBITDA

(Amounts in thousands)	New York		Washington, DC
Same store EBITDA for the three months ended September 30, 2016	$276,829		$87,474
Less: Adjustments for straight-line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(42,208)		(7,024)
Cash basis same store EBITDA for the three months ended
September 30, 2016	$234,621		$80,450

Same store EBITDA for the three months ended September 30, 2015	$263,831		$83,124
Less: Adjustments for straight-line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(49,749)		(7,743)
Cash basis same store EBITDA for the three months ended
September 30, 2015	$214,082		$75,381

Increase in cash basis same store EBITDA -
Three months ended September 30, 2016 vs. September 30, 2015	$20,539		$5,069

% increase in cash basis same store EBITDA	9.6%	(1)	6.7%

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 11.7% on a cash basis.

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2016 and 2015

Below is a summary of net income and a reconciliation of net income to EBITDA(1) by segment for the nine months ended September 30, 2016 and 2015.

(Amounts in thousands)	For the Nine Months Ended September 30, 2016
	Total	New York		Washington, DC		Other
Total revenues	$1,867,942	$1,269,464		$389,926		$208,552
Total expenses	1,492,255	818,419		436,427		237,409
Operating income (loss)	375,687	451,045		(46,501)		(28,857)
Income (loss) from partially owned entities	529	(5,143)		(5,453)		11,125
Income from real estate fund investments	28,750	-		-		28,750
Interest and other investment income, net	20,262	3,684		141		16,437
Interest and debt expense	(304,430)	(162,193)		(54,396)		(87,841)
Net gain on disposition of wholly owned and partially
owned assets	160,225	159,511		-		714
Income (loss) before income taxes	281,023	446,904		(106,209)		(59,672)
Income tax expense	(9,805)	(4,131)		(884)		(4,790)
Income (loss) from continuing operations	271,218	442,773		(107,093)		(64,462)
Income from discontinued operations	6,160	-		-		6,160
Net income (loss)	277,378	442,773		(107,093)		(58,302)
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(26,361)	(9,811)		-		(16,550)
Net income (loss) attributable to Vornado Realty L.P.	251,017	432,962		(107,093)		(74,852)
Interest and debt expense(2)	376,898	208,683		63,038		105,177
Depreciation and amortization(2)	521,143	331,448		119,109		70,586
Income tax expense (2)	13,067	4,424		2,780		5,863
EBITDA(1)	$1,162,125	$977,517	(3)	$77,834	(4)	$106,774	(5)

(Amounts in thousands)	For the Nine Months Ended September 30, 2015
	Total	New York		Washington, DC		Other
Total revenues	$1,850,686	$1,243,208		$401,528		$205,950
Total expenses	1,298,141	766,863		293,772		237,506
Operating income (loss)	552,545	476,345		107,756		(31,556)
(Loss) income from partially owned entities	(8,709)	1,523		(3,583)		(6,649)
Income from real estate fund investments	52,122	-		-		52,122
Interest and other investment income, net	19,618	5,642		60		13,916
Interest and debt expense	(279,110)	(143,004)		(52,223)		(83,883)
Net gain on disposition of wholly owned and partially
owned assets	104,897	-		102,404		2,493
Income (loss) before income taxes	441,363	340,506		154,414		(53,557)
Income tax benefit (expense)	84,245	(3,185)		(79)		87,509
Income from continuing operations	525,608	337,321		154,335		33,952
Income from discontinued operations	50,278	-		-		50,278
Net income	575,886	337,321		154,335		84,230
Less net income attributable to noncontrolling interests in
consolidated subsidiaries	(38,370)	(6,640)		-		(31,730)
Net income attributable to Vornado Realty L.P.	537,516	330,681		154,335		52,500
Interest and debt expense(2)	348,725	184,377		62,413		101,935
Depreciation and amortization(2)	493,904	288,897		136,687		68,320
Income tax (benefit) expense(2)	(85,349)	3,368		(1,856)		(86,861)
EBITDA(1)	$1,294,796	$807,323	(3)	$351,579	(4)	$135,894	(5)

See notes on the following pages.

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2016 and 2015 - continued

Notes to preceding tabular information:

(1)

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

(3)	The elements of "New York" EBITDA are summarized below.

	(Amounts in thousands)	For the Nine Months Ended September 30,
		2016	2015
	Office(a)	$475,726	$480,508
	Retail(b)	284,212	265,060
	Residential	18,901	16,254
	Alexander's	34,880	31,150
	Hotel Pennsylvania	4,287	14,351
		818,006	807,323
	Net gain on sale of 47% ownership interest in 7 West 34th Street	159,511	-
	Total New York	$977,517	$807,323

	(a)	2016 and 2015 include $2,935 and $16,954, respectively, of EBITDA from sold properties and other. Excluding these items, EBITDA was $472,791 and $463,554, respectively.
	(b)	2016 and 2015 include $185 and $1,597, respectively, of EBITDA from a sold property. Excluding this item, EBITDA was $284,027 and $263,463, respectively.

(4)	The elements of "Washington, DC" EBITDA are summarized below.

	(Amounts in thousands)	For the Nine Months Ended September 30,
		2016	2015
	Office, excluding the Skyline properties (a)	$191,646	$199,757
	Skyline properties	14,177	19,037
	Skyline properties impairment loss	(160,700)	-
	Net gain on sale of 1750 Pennsylvania Avenue	-	102,404
	Total Office	45,123	321,198
	Residential	32,711	30,381
	Total Washington, DC	$77,834	$351,579

	(a)	2015 includes $5,591 of EBITDA from a sold property. Excluding this item, EBITDA was $194,166.

Net Income and EBITDA by Segment for the Nine Months Ended September 30, 2016 and 2015 - continued

Notes to preceding tabular information - continued:

(5)	The elements of "Other" EBITDA are summarized below.

	(Amounts in thousands)	For the Nine Months Ended September 30,
		2016	2015
	Our share of real estate fund investments:
	Income before net realized/unrealized gains	$6,309	$6,879
	Net realized/unrealized gains on investments	3,333	9,542
	Carried interest	4,020	6,248
	Total	13,662	22,669
	theMART (including trade shows)	70,689	62,229
	555 California Street	35,137	38,237
	India real estate ventures	2,585	2,229
	Other investments	46,180	31,705
		168,253	157,069
	Corporate general and administrative expenses(a) (b)	(76,364)	(82,043)
	Investment income and other, net(a)	19,317	21,275
	Acquisition and transaction related costs	(11,319)	(7,560)
	UE and residual retail properties discontinued operations(c)	6,173	26,313
	Net gain on sale of residential condominiums	714	2,493
	Net gain on sale of Monmouth Mall	-	33,153
	Our share of impairment loss on India real estate ventures	-	(14,806)
	Total Other	$106,774	$135,894

	(a)

The amounts in these captions (for this table only) excludes income from the mark-to-market of our deferred compensation plan of $2,625 of income and $327 of loss for the nine months ended September 30, 2016 and 2015, respectively.

	(b)

The nine months ended September 30, 2015 includes a cumulative catch up of $4,542 from the acceleration of recognition of compensation expense related to the modification of the 2012-2014 Out-Performance Plans.

	(c)	The nine months ended September 30, 2015 includes $22,972 of transaction costs related to the spin-off of our strip shopping centers and malls.

EBITDA by Region

Below is a summary of the percentages of EBITDA by geographic region, excluding gains on sale of real estate, non-cash impairment losses and operations of sold properties.

	For the Nine Months Ended September 30,
	2016	2015
Region:
New York City metropolitan area	70%	70%
Washington, DC / Northern Virginia area	21%	22%
Chicago, IL	6%	5%
San Francisco, CA	3%	3%
	100%	100%

Results of Operations – Nine Months Ended September 30, 2016 Compared to September 30, 2015

Revenues

Our revenues, which consist primarily of property rentals, tenant expense reimbursements, and fee and other income, were $1,867,942,000 for the nine months ended September 30, 2016, compared to $1,850,686,000 for the prior year’s nine months, an increase of $17,256,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York		Washington, DC	Other
Increase (decrease) due to:
Property rentals:
Acquisitions, dispositions and other	$(19,687)	$(12,124)		$(7,563)	$-
Development and redevelopment	1,098	(150)		(757)	2,005
Hotel Pennsylvania	(10,626)	(10,626)		-	-
Trade shows	(661)	-		-	(661)
Same store operations	59,090	55,793		36	3,261
	29,214	32,893		(8,284)	4,605

Tenant expense reimbursements:
Acquisitions, dispositions and other	(2,761)	(2,506)		(255)	-
Development and redevelopment	723	2		(542)	1,263
Same store operations	(2,355)	2,967		(1,946)	(3,376)
	(4,393)	463		(2,743)	(2,113)

Fee and other income:
BMS cleaning fees	(5,177)	(5,619)	(1)	-	442
Management and leasing fees	3,536	369		2,384	783
Lease termination fees	(435)	589		(1,069)	45
Other income	(5,489)	(2,439)		(1,890)	(1,160)
	(7,565)	(7,100)		(575)	110

Total increase (decrease) in revenues	$17,256	$26,256		$(11,602)	$2,602

(1)	Primarily from the termination of a third party cleaning contract in 2015.

Results of Operations – Nine Months Ended September 30, 2016 Compared to September 30, 2015 - continued

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative expenses, and impairment loss and acquisition and transaction related costs were $1,492,255,000 for the nine months ended September 30, 2016, compared to $1,298,141,000 for the prior year’s nine months, an increase of $194,114,000.  Below are the details of the increase (decrease) by segment:

(Amounts in thousands)	Total	New York		Washington, DC		Other
Increase (decrease) due to:
Operating:
Acquisitions, dispositions and other	$599	$4,009		$(3,410)		$-
Development and redevelopment	(284)	(113)		(1,169)		998
Non-reimbursable expenses, including bad debt
reserves	147	(261)		600		(192)
Hotel Pennsylvania	(186)	(186)		-		-
Trade shows	673	-		-		673
BMS expenses	(4,901)	(5,436)	(1)	-		535
Same store operations	12,521	17,261		(354)		(4,386)
	8,569	15,274		(4,333)		(2,372)

Depreciation and amortization:
Acquisitions, dispositions and other	5,102	6,663		(1,561)		-
Development and redevelopment	(17,560)	(296)		(17,007)		(257)
Same store operations	32,697	30,596		1,237		864
	20,239	36,963		(17,331)		607

General and administrative:
Mark-to-market of deferred compensation plan
liability	2,952	-		-		2,952	(2)
Same store operations	(2,080)	(681)	(3)	3,619	(4)	(5,018)	(5)
	872	(681)		3,619		(2,066)

Impairment loss and acquisition and transaction
related costs	164,434	-		160,700	(6)	3,734

Total increase (decrease) in expenses	$194,114	$51,556		$142,655		$(97)

(1)	Primarily from the termination of a third party cleaning contract in 2015.
(2)

This increase in expense is entirely offset by a corresponding increase in income from the mark-to-market of the deferred compensation plan assets, a component of “interest and other investment income, net” on our consolidated statements of income.

(3)

Results primarily from (i) the nine months ended September 30, 2015 including a cumulative catch up of $986 from the acceleration of recognition of compensation expense related to the modification of the 2012-2014 Out-Performance Plans and (ii) higher capitalized leasing payroll in 2016.

(4)	Results primarily from lower capitalized payroll in 2016.
(5)

The nine months ended September 30, 2015 includes a cumulative catch up of $4,542 from the acceleration of recognition of compensation expense related to the modification of the 2012-2014 Out-Performance Plans.

(6)

On March 15, 2016, we notified the servicer of the $678,000 mortgage loan on the Skyline properties in Virginia that cash flow will be insufficient to service the debt and pay other property related costs and expenses and that we were not willing to fund additional cash shortfalls.  Accordingly, at our request, the loan has been transferred to the special servicer.  Consequently, based on our shortened estimated holding period for the underlying assets, we concluded that the excess of carrying amount over our estimate of fair value was not recoverable and recognized a $160,700 non-cash impairment loss in the first quarter of 2016.  The Company’s estimate of fair value was derived from a discounted cash flow model based upon market conditions and expectations of growth and utilized unobservable quantitative inputs including a capitalization rate of 8.0% and a discount rate of 8.2%.  In the second quarter of 2016, cash flow became insufficient to service the debt and we ceased making debt service payments.  Pursuant to the loan agreement, the loan is in default, causing the loan to be immediately due and payable, and is subject to incremental default interest which increased the weighted average interest rate from 2.97% to 4.51% while the outstanding balance remains unpaid. For the three and nine months ended September 30, 2016, we accrued $2,632 and $5,343 of default interest expense, respectively.  We continue to negotiate with the special servicer.  There can be no assurance as to the timing or ultimate resolution of this matter.

Results of Operations – Nine Months Ended September 30, 2016 Compared to September 30, 2015 - continued

Income (Loss) from Partially Owned Entities

Summarized below are the components of income (loss) from partially owned entities for the nine months ended September 30, 2016 and 2015.

(Amounts in thousands)	Percentage
	Ownership at	For the Nine Months Ended September 30,
	September 30, 2016	2016	2015
Our Share of Net (Loss) Income:
Partially owned office buildings (1)	Various	$(35,868)	$(14,573)
Alexander's	32.4%	25,947	22,558
PREIT	8.0%	(4,763)	(3,845)
UE	5.4%	4,523	2,888
India real estate ventures	4.1%-36.5%	(3,537)	(18,380)	(2)
Other investments (3)	Various	14,227	2,643
		$529	$(8,709)

(1)

Includes interests in 280 Park Avenue, 650 Madison Avenue, One Park Avenue, 666 Fifth Avenue (Office), 7 West 34th Street, 330 Madison Avenue, 512 West 22nd Street and others.  In 2015, we recognized our $12,751 share of a write-off of a below market lease liability related to a tenant vacating at 650 Madison.

(2)		Includes $14,806 for our share of non-cash impairment losses.
(3)		Includes interests in Independence Plaza, 85 Tenth Avenue, Fashion Center Mall, 50-70 West 93rd Street, Toys "R" Us, Inc. and others.

Income from Real Estate Fund Investments

Below are the components of the income from our real estate fund investments for the nine months ended September 30, 2016 and 2015.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2016	2015
Net investment income	$12,237	$13,716
Net unrealized gains on held investments	16,091	37,001
Net realized gains on exited investments	14,676	24,684
Previously recorded unrealized gain on exited investment	(14,254)	(23,279)
Income from real estate fund investments	28,750	52,122
Less income attributable to noncontrolling interests	(15,088)	(29,453)
Income from real estate fund investments attributable to Vornado Realty L.P.(1)	$13,662	$22,669

(1)

Excludes management, leasing and development fees of $2,499 and $2,015 for the nine months ended September 30, 2016 and 2015, respectively, which are included as a component of "fee and other income" in our consolidated statements of income.

Results of Operations – Nine Months Ended September 30, 2016 Compared to September 30, 2015 - continued

Interest and Other Investment Income, net

Interest and other investment income, net was $20,262,000 for the nine months ended September 30, 2016, compared to $19,618,000 for the prior year’s nine months, an increase of $644,000.

Interest and Debt Expense

Interest and debt expense was $304,430,000 for the nine months ended September 30, 2016, compared to $279,110,000 for the prior year’s nine months, an increase of $25,320,000.  This increase was primarily due to (i) $19,051,000 of higher interest expense from the financings of the St. Regis - retail, 150 West 34th Street, 100 West 33rd Street, and our $750,000,000 delayed draw term loan, (ii) $8,995,000 of lower capitalized interest, and (iii) $5,343,000 of accrued default interest on our Skyline properties mortgage loan, partially offset by (iv) $8,665,000 of interest savings from the financings of 888 Seventh Avenue and 770 Broadway, and (v) $2,373,000 of interest savings from the repayment of the Bowen Building loan.

Net Gain on Disposition of Wholly Owned and Partially Owned Assets

For the nine months ended September 30, 2016, we recognized a $160,225,000 net gain on disposition of wholly owned and partially owned assets, primarily from the sale of a 47% ownership interest in 7 West 34th Street, compared to $104,897,000 for the prior year’s nine months, primarily from the sale of 1750 Pennsylvania Avenue.

Income Tax (Expense) Benefit

        For the nine months ended September 30, 2016, income tax expense was $9,805,000, compared to an income tax benefit of $84,245,000 for the prior year’s nine months, an increase in expense of  $94,050,000.  This increase in expense resulted primarily from the prior year reversal of $90,030,000 of valuation allowances against certain of our deferred tax assets, as we have concluded that it is more-likely-than-not that we will generate sufficient taxable income from the sale of 220 Central Park South residential condominium units to realize the deferred tax assets.

Results of Operations – Nine Months Ended September 30, 2016 Compared to September 30, 2015 - continued

Income from Discontinued Operations

We have reclassified the revenues and expenses of the UE portfolio and other retail properties that were sold or are currently held for sale to “income from discontinued operations” and the related assets and liabilities to “assets related to discontinued operations” and “liabilities related to discontinued operations” for all the periods presented in the accompanying financial statements.  The table below sets forth the combined results of assets related to discontinued operations for the nine months ended September 30, 2016 and 2015.

(Amounts in thousands)	For the Nine Months Ended September 30,
	2016	2015
Total revenues	$2,805	$24,868
Total expenses	1,254	16,672
	1,551	8,196
Net gains on sale of real estate and a lease position	5,074	65,396
Impairment losses	(465)	(256)
UE spin-off transaction related costs	-	(22,972)
Pretax income from discontinued operations	6,160	50,364
Income tax expense	-	(86)
Income from discontinued operations	$6,160	$50,278

Net Income Attributable to Noncontrolling Interests in Consolidated Subsidiaries

Net income attributable to noncontrolling interests in consolidated subsidiaries was $26,361,000 for the nine months ended September 30, 2016, compared to $38,370,000 for the prior year’s nine months, a decrease of $12,009,000.  This decrease resulted primarily from lower net income allocated to the noncontrolling interests, including noncontrolling interests of our real estate fund investments.

Preferred Unit Distributions

Preferred unit distributions were $59,920,000 for the nine months ended September 30, 2016, compared to $60,322,000 for the prior year’s nine months, a decrease of $402,000.

Preferred Unit Issuance Costs

In the nine months ended September 30, 2016, we recognized a $7,408,000 expense in connection with the write-off of issuance costs upon redemption all of the outstanding 6.875% Series J cumulative redeemable preferred units on September 1, 2016.

Results of Operations – Nine Months Ended September 30, 2016 Compared to September 30, 2015 - continued

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

Below are reconciliations of EBITDA to same store EBITDA for each of our segments for the nine months ended September 30, 2016, compared to nine months ended September 30, 2015.

(Amounts in thousands)	New York		Washington, DC
EBITDA for the nine months ended September 30, 2016	$977,517		$77,834
Add-back:
Non-property level overhead expenses included above	27,557		22,117
Less EBITDA from:
Acquisitions	(22,650)		-
Dispositions, including net gains on sale	(159,392)		(32)
Properties taken out of service for redevelopment	(19,945)		(1,589)
Other non-operating loss, net	6,778		159,837
Same store EBITDA for the nine months ended September 30, 2016	$809,865		$258,167

EBITDA for the nine months ended September 30, 2015	$807,323		$351,579
Add-back:
Non-property level overhead expenses included above	28,238		18,498
Less EBITDA from:
Acquisitions	(2,600)		-
Dispositions, including net gains on sale	(12,531)		(108,055)
Properties taken out of service for redevelopment	(16,244)		(2,434)
Other non-operating income, net	(38,218)		(3,296)
Same store EBITDA for the nine months ended September 30, 2015	$765,968		$256,292

Increase in same store EBITDA -
Nine months ended September 30, 2016 vs. September 30, 2015	$43,897	(1)	$1,875	(3)

% increase in same store EBITDA	5.7%	(2)	0.7%

See notes on the following page.

Results of Operations – Nine Months Ended September 30, 2016 Compared to September 30, 2015 - continued

Notes to preceding tabular information:

New York:

(1)     The $43,897,000 increase in New York same store EBITDA resulted primarily from increases in Office and Retail EBITDA of $31,454,000 and $19,867,000, respectively, partially offset by a decrease in Hotel Pennsylvania EBITDA of $10,064,000.  The Office and Retail EBITDA increases resulted primarily from higher rents, partially offset by higher operating expenses, net of reimbursements.

(2)     Excluding Hotel Pennsylvania, same store EBITDA increased by 7.2%.

Washington, DC:

(3)     The $1,875,000 increase in Washington, DC same store EBITDA resulted primarily from higher management and leasing fee income of $2,384,000 and higher rental income of $1,594,000 partially offset by higher net operating expenses of $2,192,000.

Reconciliation of Same Store EBITDA to Cash Basis Same Store EBITDA

(Amounts in thousands)	New York		Washington, DC
Same store EBITDA for the nine months ended September 30, 2016	$809,865		$258,167
Less: Adjustments for straight-line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(133,094)		(20,555)
Cash basis same store EBITDA for the nine months ended
September 30, 2016	$676,771		$237,612

Same store EBITDA for the nine months ended September 30, 2015	$765,968		$256,292
Less: Adjustments for straight-line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(124,959)		(20,477)
Cash basis same store EBITDA for the nine months ended
September 30, 2015	$641,009		$235,815

Increase in cash basis same store EBITDA -
Nine months ended September 30, 2016 vs. September 30, 2015	$35,762		$1,797

% increase in cash basis same store EBITDA	5.6%	(1)	0.8%

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 7.3% on a cash basis.

SUPPLEMENTAL INFORMATION

Reconciliation of Net Income to EBITDA for the Three Months Ended June 30, 2016

(Amounts in thousands)	New York	Washington, DC
Net income attributable to Vornado Realty L.P. for the three months ended June 30, 2016	$256,751	$15,303
Interest and debt expense	71,171	22,641
Depreciation and amortization	111,314	39,305
Income tax expense	889	2,205
EBITDA for the three months ended June 30, 2016	$440,125	$79,454

Reconciliation of EBITDA to Same Store EBITDA – Three Months Ended September 30, 2016 Compared to June 30, 2016

(Amounts in thousands)	New York		Washington, DC
EBITDA for the three months ended September 30, 2016	$276,893		$82,765
Add-back:
Non-property level overhead expenses included above	9,783		6,858
Less EBITDA from:
Acquisitions	(613)		-
Dispositions	(51)		(5)
Properties taken out of service for redevelopment	(7,889)		(1,581)
Other non-operating loss (income), net	1,053		(563)
Same store EBITDA for the three months ended September 30, 2016	$279,176		$87,474

EBITDA for the three months ended June 30, 2016	$440,125		$79,454
Add-back:
Non-property level overhead expenses included above	7,807		7,295
Less EBITDA from:
Acquisitions	(152)		-
Dispositions, including net gains on sale	(161,496)		7
Properties taken out of service for redevelopment	(7,686)		(214)
Other non-operating loss (income), net	4,547		(136)
Same store EBITDA for the three months ended June 30, 2016	$283,145		$86,406

(Decrease) increase in same store EBITDA -
Three months ended September 30, 2016 vs. June 30, 2016	$(3,969)		$1,068

% (decrease) increase in same store EBITDA	(1.4%)	(1)	1.2%

(1)	Excluding Hotel Pennsylvania, same store EBITDA decreased by 1.5%.

SUPPLEMENTAL INFORMATION – CONTINUED

Reconciliation of Same Store EBITDA to Cash Basis Same Store EBITDA – Three Months Ended September 30, 2016 Compared to June 30, 2016

(Amounts in thousands)	New York		Washington, DC
Same store EBITDA for the three months ended September 30, 2016	$279,176		$87,474
Less: Adjustments for straight-line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(42,989)		(7,024)
Cash basis same store EBITDA for the three months ended
September 30, 2016	$236,187		$80,450

Same store EBITDA for the three months ended June 30, 2016	$283,145		$86,406
Less: Adjustments for straight-line rents, amortization of acquired
below-market leases, net, and other non-cash adjustments	(49,984)		(7,459)
Cash basis same store EBITDA for the three months ended
June 30, 2016	$233,161		$78,947

Increase in cash basis same store EBITDA -
Three months ended September 30, 2016 vs. June 30, 2016	$3,026		$1,503

% increase in cash basis same store EBITDA	1.3%	(1)	1.9%

(1)	Excluding Hotel Pennsylvania, same store EBITDA increased by 1.2% on a cash basis.

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

Skyline Properties

In the first quarter of 2016, we notified the servicer of the $678,000,000 non-recourse mortgage loan on the Skyline properties in Virginia that cash flow will be insufficient to service the debt and pay other property related costs and expenses and that we were not willing to fund additional cash shortfalls.  Accordingly, at our request, the loan has been transferred to the special servicer.  In the second quarter of 2016, cash flow became insufficient to service the debt and we ceased making debt service payments.  Pursuant to the loan agreement, the loan is in default, causing the loan to be immediately due and payable, and is subject to incremental default interest  which increased the weighted average interest rate from 2.97% to 4.51% while the outstanding balance remains unpaid.  This loan is recourse only to the Skyline properties.  Accordingly, this default has not had, nor is expected to have, any material impact on our current or future business operations, our ability to raise capital or our credit ratings.  For the three and nine months ended September 30, 2016, we accrued $2,632,000 and $5,343,000 of default interest expense, respectively.  We continue to negotiate with the special servicer. There can be no assurance as to the timing or ultimate resolution of this matter.

Cash Flows for the Nine Months Ended September 30, 2016

Our cash and cash equivalents were $1,352,697,000 at September 30, 2016, a $483,010,000 decrease from the balance at December 31, 2015.  Our consolidated outstanding debt was $11,200,238,000 at September 30, 2016, a $109,228,000 increase from the balance at December 31, 2015.  As of September 30, 2016 and December 31, 2015, $115,630,000 and $550,000,000, respectively, was outstanding under our revolving credit facilities.  During the remainder of 2016 and 2017, $737,641,000 and $359,647,000, respectively, of our outstanding debt matures; we may refinance this maturing debt as it comes due or choose to repay it.

Cash flows provided by operating activities of $574,247,000 was comprised of (i) net income of $277,378,000, (ii) $298,361,000 of non-cash adjustments, which include depreciation and amortization expense, real estate impairment losses, net gain on the disposition of wholly owned and partially owned assets, the effect of straight-lining of rental income, net realized and unrealized gains on real estate fund investments, net gains on sale of real estate and other and equity in net income from partially owned entities, (iii) return of capital from real estate fund investments of $71,888,000, (iv) distributions of income from partially owned entities of $58,692,000, partially offset by (v) the net change in operating assets and liabilities of $132,072,000.

Net cash used in investing activities of $692,021,000 was primarily comprised of (i) $426,641,000 of development costs and construction in progress, (ii) $261,971,000 of additions to real estate, (iii) $112,797,000 of investments in partially owned entities, (iv) $46,801,000 of acquisitions of real estate and other, (v) $42,000,000 due to the net deconsolidation of 7 West 34th Street, (vi) $24,796,000 of changes in restricted cash, (vii) $11,700,000 of investments in loans receivable and other and (viii) $4,379,000 in purchases of marketable securities, partially offset by (ix) $138,034,000 of proceeds from sales of real estate and related investments and (x) $100,997,000 of capital distributions from partially owned entities.

Net cash used in financing activities of $365,236,000 was comprised of (i) $1,591,554,000 for the repayments of borrowings, (ii) $356,863,000 of distributions to Vornado, (iii) $246,250,000 for the redemption of preferred units, (iv) $95,055,000 of distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries, (v) $64,006,000 of distributions to preferred unitholders, (vi) $30,846,000 of debt issuance and other costs, and (vii) $186,000 for the repurchase of Class A units related to equity compensation agreements and related tax withholdings and other, partially offset by (viii) $2,000,604,000 of proceeds from borrowings, (ix) $11,900,000 of contributions from noncontrolling interests in consolidated subsidiaries and (x) $7,020,000 of proceeds received from the exercise of Vornado stock options.

Liquidity and Capital Resources – continued

Capital Expenditures for the Nine Months Ended September 30, 2016

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

Below is a summary of capital expenditures, leasing commissions and a reconciliation of total expenditures on an accrual basis to the cash expended in the nine months ended September 30, 2016.

(Amounts in thousands)	Total	New York	Washington, DC	Other
Expenditures to maintain assets	$68,381	$39,001	$14,080		$15,300
Tenant improvements	62,556	48,175	8,638		5,743
Leasing commissions	30,462	26,214	2,943		1,305
Non-recurring capital expenditures	27,503	20,224	6,052		1,227
Total capital expenditures and leasing commissions (accrual basis)	188,902	133,614	31,713		23,575
Adjustments to reconcile to cash basis:
Expenditures in the current year applicable to prior periods	199,260	100,542	64,174		34,544
Expenditures to be made in future periods for the current period	(80,348)	(63,919)	(13,550)		(2,879)
Total capital expenditures and leasing commissions (cash basis)	$307,814	$170,237	$82,337		$55,240

Tenant improvements and leasing commissions:
Per square foot per annum	$6.42	$7.02	$4.52	$	n/a
Percentage of initial rent	10.2%	8.9%	11.3%		n/a

Development and Redevelopment Expenditures for the Nine Months Ended September 30, 2016

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

We are constructing a residential condominium tower containing 397,000 salable square feet on our 220 Central Park South development site.  The incremental development cost of this project is estimated to be approximately $1.3 billion, of which $534,920,000 has been expended as of September 30, 2016.

We are developing The Bartlett, a 699-unit residential project in Pentagon City, which is expected to be completed in 2016.  The project will include a 40,000 square foot Whole Foods Market at the base of the building.  The incremental development cost of this project is estimated to be approximately $250,000,000, of which $219,153,000 has been expended as of September 30, 2016.

We are developing a 173,000 square foot Class-A office building, located along the western edge of the High Line at 512 West 22nd Street in the West Chelsea submarket of Manhattan (55.0% owned).  The incremental development cost of this project is estimated to be approximately $130,000,000, of which our share is $72,000,000.  As of September 30, 2016, $24,284,000 has been expended, of which our share is $13,356,000.

We are developing 61 Ninth Avenue, located on the Southwest corner of Ninth Avenue and 15th Street in the West Chelsea submarket of Manhattan.  In February 2016, the venture purchased an adjacent five story loft building and air rights in exchange for a 10% common and preferred equity interest in the venture valued at $19,400,000, which reduced our ownership interest to 45.1% from 50.1%.  The venture’s current plans are to construct an office building, with retail at the base, of approximately 167,000 square feet.  The incremental development cost of this project is estimated to be approximately $150,000,000, of which our share is $68,000,000.  As of September 30, 2016, $26,169,000 has been expended, of which our share is $11,802,000.

Liquidity and Capital Resources – continued

Development and Redevelopment Expenditures for the Nine Months Ended September 30, 2016 - continued

We are developing 606 Broadway, a 33,000 square foot office and retail building, located on Houston Street in Manhattan (50.0% owned).   The venture’s incremental development cost of this project is estimated to be approximately $60,000,000, of which our share is $30,000,000.  As of September 30, 2016, $16,382,000 has been expended, of which our share is $8,191,000.

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

Below is a summary of development and redevelopment expenditures incurred in the nine months ended September 30, 2016.  These expenditures include interest of $24,822,000, payroll of $9,475,000 and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $45,316,000, that were capitalized in connection with the development and redevelopment of these projects.

(Amounts in thousands)	Total	New York	Washington, DC	Other
220 Central Park South	$213,170	$-	$-	$213,170
The Bartlett	62,093	-	62,093	-
90 Park Avenue	28,288	28,288	-	-
640 Fifth Avenue	23,415	23,415	-	-
theMART	21,613	-	-	21,613
2221 South Clark Street (residential conversion)	14,408	-	14,408	-
Penn Plaza	10,195	10,195	-	-
Wayne Towne Center	7,910	-	-	7,910
330 West 34th Street	3,968	3,968	-	-
Other	41,581	8,165	31,754	1,662
	$426,641	$74,031	$108,255	$244,355

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

Cash flows provided by operating activities of $443,525,000 was comprised of (i) net income of $575,886,000, (ii) return of capital from real estate fund investments of $91,036,000, (iii) distributions of income from partially owned entities of $51,650,000, and (iv) $10,350,000 of non-cash adjustments, which include depreciation and amortization expense, the reversal of allowance for deferred tax assets, the effect of straight-lining of rental income, equity in net loss from partially owned entities, real estate impairment losses, and net gain on disposition of wholly owned and partially owned assets, partially offset by (v) the net change in operating assets and liabilities of $285,397,000 (including the acquisition of real estate fund investments of $95,010,000).

Net cash used in investing activities of $480,383,000 was comprised of (i) $388,565,000 of acquisitions of real estate and other, (ii) $339,586,000 of development costs and construction in progress, (iii) $207,845,000 of additions to real estate, (iv) $144,890,000 of investments in partially owned entities, and (v) $25,845,000 of investments in loans receivable and other, partially offset by (vi) $375,850,000 of proceeds from sales of real estate and related investments, (vii) $201,895,000 of changes in restricted cash, (viii) $31,822,000 of capital distributions from partially owned entities, and (ix) $16,781,000 of proceeds from sales and repayments of mortgage and mezzanine loans receivable and other.

Net cash used in financing activities of $373,482,000 was comprised of (i) $2,539,677,000 for the repayments of borrowings, (ii) $355,945,000 of distributions to Vornado, (iii) $225,000,000 of distributions in connection with the spin-off of UE, (iv) $93,738,000 of distributions to redeemable security holders and noncontrolling interests in consolidated subsidiaries, (v) $60,213,000 of distributions to preferred unitholders, (vi) $37,467,000 of debt issuance costs, and (vii) $4,900,000 for the repurchase of Class A units related to equity compensation agreements and related tax withholdings and other, partially offset by (viii) $2,876,460,000 of proceeds from borrowings, (ix) $51,725,000 of contributions from noncontrolling interests in consolidated subsidiaries, and (x) $15,273,000 of proceeds received from the exercise of Vornado stock options.

Liquidity and Capital Resources – continued

Capital Expenditures for the Nine Months Ended September 30, 2015

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

Development and Redevelopment Expenditures for the Nine Months Ended September 30, 2015

Below is a summary of development and redevelopment expenditures incurred in the nine months ended September 30, 2015.  These expenditures include interest of $48,817,000, payroll of $3,557,000, and other soft costs (primarily architectural and engineering fees, permits, real estate taxes and professional fees) aggregating $68,003,000, that were capitalized in connection with the development and redevelopment of these projects.

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

Generally, our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of specified circumstances or repayment of the underlying loans.  As of September 30, 2016, the aggregate dollar amount of these guarantees and master leases is approximately $811,000,000.

At September 30, 2016, $38,882,000 of letters of credit were outstanding under one of our unsecured revolving credit facilities.  Our unsecured revolving credit facilities contain financial covenants that require us to maintain minimum interest coverage and maximum debt to market capitalization ratios, and provide for higher interest rates in the event of a decline in our ratings below Baa3/BBB. Our unsecured revolving credit facilities also contain customary conditions precedent to borrowing, including representations and warranties, and also contain customary events of default that could give rise to accelerated repayment, including such items as failure to pay interest or principal.

As of September 30, 2016, we expect to fund additional capital to certain of our partially owned entities aggregating approximately $66,000,000.

As of September 30, 2016, we have construction commitments aggregating approximately $687,000,000.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to fluctuations in market interest rates. Market interest rates are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates on our consolidated and non-consolidated debt (all of which arises out of non-trading activity) is as follows:

(Amounts in thousands, except per unit amounts)	2016			2015
		Weighted	Effect of 1%		Weighted
	September 30,	Average	Change In	December 31,	Average
	Balance	Interest Rate	Base Rates	Balance	Interest Rate
Consolidated debt:
Variable rate	$3,773,523	2.25%	$37,735	$3,995,704	2.00%
Fixed rate	7,535,606	3.88%	-	7,206,634	4.21%
	$11,309,129	3.34%	37,735	$11,202,338	3.42%
Pro rata share of debt of non-consolidated
entities (non-recourse):
Variable rate – excluding Toys "R" Us, Inc.	$1,122,472	2.34%	11,225	$485,160	1.97%
Variable rate – Toys "R" Us, Inc.	1,046,564	6.36%	10,466	1,164,893	6.61%
Fixed rate (including $700,962 and $661,513
of Toys "R" Us, Inc. debt in 2016 and 2015)	2,496,406	6.13%	-	2,782,025	6.37%
	$4,665,442	5.27%	21,691	$4,432,078	5.95%
Total change in annual net income			$59,426
Per Class A unit-diluted			$0.29

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of September 30, 2016, we have an interest rate swap on a $414,000,000 mortgage loan on Two Penn Plaza that swapped the rate from LIBOR plus 1.65% (2.17% at September 30, 2016) to a fixed rate of 4.78% through March 2018 and an interest swap on a $375,000,000 mortgage loan on 888 Seventh Avenue that swapped the rate from LIBOR plus 1.60% (2.12% at September 30, 2016) to a fixed rate of 3.15% through December 2020.

In connection with the $700,000,000 refinancing of 770 Broadway, we entered into an interest rate swap from LIBOR plus 1.75% (2.28% at September 30, 2016) to a fixed rate of 2.56% through September 2020.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.  As of September 30, 2016, the estimated fair value of our consolidated debt was $10,758,000,000.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures:  Vornado’s management, with the participation of Vornado’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Vornado’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, such disclosure controls and procedures were effective.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2016, we issued 73,848 Class A units in connection with equity awards issued pursuant to Vornado’s omnibus share plan, including with respect to grants of restricted Vornado commons shares and restricted units of the Company and upon conversion, surrender or exchange of the Company’s units or Vornado stock options, and consideration received included $3,210,302 in cash proceeds. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

VORNADO REALTY L.P.
(Registrant)

Date: November 4, 2016	By:	/s/ Stephen W. Theriot
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